Form 10-Q
period 2013-10-31
SBH ASSOCIATES, INC.
filed 2013-12-13
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

Commission file number 333-187245 Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)),

the Company is not required to provide the information required by this Item.

SBH ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-2236047
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

At December 13, 2013 the number of shares of the Registrant’s common stock outstanding was 14,000,000.

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

SBH ASSOCIATES, INC.

(a Development Stage Company)

BALANCE SHEETS

(Unaudited)

	October 31, 2013		January 31, 2013
ASSETS
Current Assets
Cash	$-		$-
Total Current Assets	-		-

TOTAL ASSETS	$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$12,000	$
	12,000		-

Total Liabilities	12,000		-

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-		-
Common stock: $0.001 par value; 74,000,000 shares authorized; 14,000,000 and 12,000,000 shares issued and outstanding	14,000		12,000
Additional paid-in capital	18,000		-
Loss accumulated during the development stage	(44,000)		(12,000)
Total Stockholders’ Equity (Deficit)	(12,000)		-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-		$-

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(a Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2013 AND THE PERIOD FROM

DECEMBER 28, 2012 (INCEPTION) TO October 31, 2013

(Unaudited)

	Three Months Ended October 31, 2013	Nine Months Ended October 31, 2013	Period From December 28, 2012 (inception) to October 31, 2013
REVENUES	$-	$2,500	$2,500

OPERATING EXPENSES
Professional and consulting fees	1,000	34,500	34,500
Organization expenses to related party	-	-	12,000
TOTAL OPERATING EXPENSES	1,000	34,500	46,500

NET (LOSS)	$(1,000)	$(32,000)	$(44,000)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	14,000,000	13,018,315

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Loss accumulated during the Development Stage	Total
Balance, December 28, 2012 (Inception)	12,000,000	$12,000	$-	$-	$12,000
Net loss	-	-	-	(12,000)	(12,000)
Balance, January 31, 2013	12,000,000	12,000	-	(12,000)	-
Issuance of 2,000,000 shares	2,000.000	2,000	18,000	-	20,000
Net loss	-	-	-	(32,000)	(32,000)
Balance, October 31, 2013	14,000,000	$14,000	$18,000	$(44,000)	$(12,000)

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31, 2013	Period From December 28, 2012 (inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(32,000)	$(44,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to cover organization expenses	-	12,000
Change in net operating assets	32,000	32,000
Cash Flows Provided by Operating Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

OTHER NONCASH ITEMS
Issuance of common stock to settle accrued expenses	$20,000	$-

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(a Development Stage Company)

Notes to the Financial Statements

October 31, 2013

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has no financial resources and had only generated minimal revenues at October 31, 2013.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of October 31, 2013 through December 13, 2013, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2013. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of:

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

We generated minimal revenue of $2,500 during the three months ended April 30, 2013, and no revenues during the six months ended October 31, 2013. Expenses of $34,500 were incurred during the nine months ended October 31, 2013. All expenses involved professional and consulting fees.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 4: CONTROLS AND PROCEDURES

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

As of October 31, 2013, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of October 31, 2013 was effective.

During the quarter ended October 31, 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Item 1: Legal Proceedings

None

Item 1A: Risk Factors

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

N/A

Item 5: Other Information

None

Item 6: Exhibits

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

December 13, 2013