Form 10-K
period 2014-01-31
SBH ASSOCIATES, INC.
filed 2014-05-15
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2013

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-143602

SBH ASSOCIATES, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	46-2236047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
13702 Rampchester Lane, Houston, TX	77015

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 713-455-7308

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes       . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer       .

Accelerated filer       .

Non-accelerated filer       .

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       . No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 15, 2014 is 14,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of May 15, 2014 was $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

SBH ASSOCIATES, INC.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1.

BUSINESS

SBH Associates, Inc. (“SBH”, “we” or the “Company”) was founded in 2012 and was incorporated as a C corporation under the laws of the State of Nevada on December 28, 2012. The incorporation effort included the Company issuing 12,000,000 shares of common stock to Shelagh Bone Hunter, who founded and manages the business, which is currently a development stage company. These services, which involved the developing a business plan and incorporation planning, were valued at $12,000.

SBH will provide consulting and management services to construction contractors and subcontractors that function in the Houston Metropolitan Area. These services will include:

•

assisting in work scheduling at job sites,

•

obtaining required building permits to avoid construction delays,

•

assisting in planning purchasing of construction supplies and deliveries,

•

coordinating timing and efforts among employees, contractors and vendors,

•

handling and summarizing payroll records,

•

handling and summarizing contractor invoices, and

•

assisting in and maintaining job records and bookkeeping.

The key selling point for our services is that we will enable small and medium sized construction companies and contractors to concentrate their efforts and resources on completing the construction projects and obtaining new business without committing resources for fulltime employees to handle planning, recordkeeping and other office procedures, which are costs which often are not needed on a fulltime basis.

Ms. Hunter, 50, has more than 20 years of experience in the construction industry as an employee and consultant. In 2004 she was engaged as a subcontractor by KBR, Inc. to assist with various construction projects in Iraq. In November 2005 while at the Tallafer Base in Iraq she developed serious health problems while in Iraq. These problems ultimately required five surgeries over a six-year period which reduced her ability to conduct business on a fulltime basis through the end of 2011. As her health improved in 2012, she decided to re-enter the construction industry in the Greater Houston Metropolitan Area and believed that doing so with a public company would give her greater visibility and credibility with prospective clients and others.

Recent Developments

SBH has had preliminary discussions to license a product that, if consummated, will significantly change our business plan. No agreement has been finalized, and no assurances can be given that an agreement will be finalized. If an agreement is finalized, there is likely to be a change in SBH’s management.

Competition

Competition for services that we offer is intense and comes from a great variety of consulting firms and contractors seeking to expand business opportunities. We believe that our competitive advantage comes from being able to offer a significant variety of services relating to both the purchasing and vendor/subcontractor coordination side of the business and all services needed in the office. This allows a client to hire one service provider rather than several.

There are no assurances that our approach will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

At May 14, 2014, we had one employee, our founder and president, Shelagh Bone Hunter. Ms. Hunter believes that she is now recovered from her health issues and will devote fulltime to us. Subcontractors have and can be used to assist if necessary.

There is no written employment contract or agreement with Ms. Hunter. .

Item 1A.

RISK FACTORS

You should be aware that there are various risks to an investment in our common stock.  You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1.

SBH is an early stage company and has no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

SBH is an early stage company with a business plan but no financial resources. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended January 31, 2014 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

16.

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

17.

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

18.

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

19.

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

20.

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

21.

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

22.

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

23.

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

24.

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

25.

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

26.

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

27.

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

28.

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

29.

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

30.

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

31.

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

32.

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

33.

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

34.

Reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Our office and mailing address is 13702 Rampchester Lane, Houston, TX 77015. The space,   which also serves as the residence of Ms. Hunter, is provided to us by Ms. Hunter. Ms. Hunter incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

MINE SAFETY DISCLOSURES

N/A

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

There is no current market for the shares of our common stock and no trading symbol has been assigned for our securities.  We will seek a broker-dealer to make the necessary 211 filings to permit our common stock to be quoted on the OTCBB. We cannot predict the likelihood of finding a broker-dealer to make the filing or, if the filing is made, the likelihood of FINRA permitting our shares of common stock to be quoted on the OTCBB.

There can be no assurance that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The Company issued 12,000,000 shares of our common stock to our president, Ms. Hunter, concurrent with her placing the business plan and her reputation and contacts into SBH and for costs/services incurred to plan and arrange the incorporation. The shares were valued at par value, or an aggregate of $12,000, as there was no verifiable market value for the shares due to a lack of trading activity.

On June 14, 2013, the Company agreed to issue 2,000,000 shares of its common stock that had been registered in its Registration Statement on Form S-1 which was declared effective on June 12, 2013 to satisfy consulting fee expenses of $20,000 due to an unrelated third party.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

No underwriter participated in any of the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted.  The securities bear a restrictive legend, and stop transfer instructions are noted on the stock transfer records of our Company.

As of the close of business on May 15, 2014, there were 13 shareholders of record of our common stock and 14,000,000 shares were issued and outstanding.

Blue Sky Considerations

Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider any secondary market for the Company’s securities to be a limited one.

Item 6

SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide the information required by this Item.

NOTES REGARDING FORWARD LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

•

our future operating results;

•

our business prospects;

•

our contractual arrangements and relationships with both third parties and related parties;

•

the dependence of our future success on the general economy;

•

our possible financings; and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Annual Report on Form 10-K.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update such forward-looking statements other than as may be required by applicable law, to reflect subsequent events or circumstances.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

SBH has had preliminary discussions to license a product that, if consummated, will significantly change our business plan. No agreement has been finalized, and no assurances can be given that an agreement will be finalized. If an agreement is finalized, there is likely to be a change in SBH’s management.

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

Liquidity

We will pay all costs relating to the filing on Form S1 that was declared effective on June 12, 2013. These fees, based on discussions with our lawyer, approximate $45,000 and become due when and if we receive a trade symbol for our common stock and approval from the Depository Trust Company. They will be paid as and when necessary and required or otherwise accrued on the books and records of SBH until we are able to pay the full amount due either from revenues or loans from our president. Absent sufficient revenues to pay these amounts when they become due, our president has agreed to sign a personal promissory note due and payable to counsel for counsel’s fees, which become due and payable at the time that our registration statement becomes effective and we receive a trading symbol and approval from the Depository Trust Company, upon terms negotiated at the time of note issuance. The promissory note, which is conditioned upon SBH’s President having the necessary resources to make such loan when or if funds are necessary therefor, will eliminate unpaid liabilities on the Company’s books equal to the face amount of the personal promissory note. The promissory note, if issued by our president, will not have to be repaid by us to our president. Our outside counsel, who will be owed the most significant amount of fees, is aware of the uncertainties facing the Company and is also aware that we have no other immediate sources of long-term funding that would be more likely to come through if needed. Legal fees consist of a significant majority of fees associated with our offering. Our president has not entered into personal agreements with any other party associated with the offering.

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

Off Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in swap agreements, or outsourcing of research and development services, that could expose us to liability that is not reflected on the face of our financial statements.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 3 to the financial statements, included elsewhere in this Annual Report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We do not yet have a basis to determine whether our business will be seasonal.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of January 31, 2014 and the year then ended start on page 30.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2013.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2014. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on her assessment, as of January 31, 2014, the Company's procedures of internal control over financial reporting were operating in an effective manner.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting(as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B

 OTHER INFORMATION

 None.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Our management consists of:

Name	Age	Title
Shelagh Bone Hunter	50	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting officer

Shelagh Bone Hunter founded us in December 2012. Ms. Hunter was born in England and has a Permanent Resident Card. In 2004 she was engaged as a subcontractor by KBR, Inc. to assist in Iraq. Ms. Hunter served in various areas of logistics and operations on military bases. Her principal role was supervising evaluating requests for services or tasks received by the military and dispatching of independent contractors needed to perform the specific tasks on the military base. In November 2005, while at the Tallafer Base in Iraq, she developed serious health problems while in Iraq. These problems ultimately required five surgeries over a six-year period which reduced her ability to work or conduct business through the end of 2011. In 2012, she performed limited services as an individual, principally bookkeeping, that she performed from her home. None of these services were recurring or required more than a few days to perform.Prior to 2004, she worked for various private builders and construction contractors performing office work, supervising work sites and managing purchasing.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only one officer and director (who is the same person), who are related to each other, and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Code of Business Conduct and Ethics

We adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•

honest and ethical conduct,

•

full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•

compliance with applicable laws, rules and regulations,

•

the prompt reporting violation of the code, and

•

accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement of which this prospectus is a part.

Board of Directors

We currently have only one director, Shelagh Bone Hunter, who is also our chief executive officer. If resources and opportunities exist in the future, of which we can give no assurances, we will seek additional directors.

All directors, of which there is currently only one,  hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our sole director’s term of office expires on December 31, 2013. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, a person serving as a director receives no compensation for serving in the role as a director.

If at any point we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of SBH:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing;

2.

was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other similar minor offenses);

3.

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from or otherwise limiting his/her involvement in any of the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

engaging in any type of business practice; or

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, if ever, the SBH board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

All directors, of which there is currently one, will be reimbursed by SBH for any expenses incurred in attending board meetings provided that SBH has the resources to pay these fees. SBH will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 11

EXECUTIVE COMPENSATION

The following table shows for the periods ended January 31, 2014 and 2013, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Treasurer and Secretary (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year Ended January 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Shelagh Bone Hunter, CEO, CFO and Director	2013	-	-	-	-	-	-	$12,000 (1)	$12,000
	2014	-	-	-	-	-	-	-	-

(1) At the time of incorporation in Nevada, the Company issued 12,000,000 shares of its common stock to its President in exchange for the business plan developed by her and for costs and services incurred upon incorporation. The shares were valued at par value as there is no verifiable market value for the shares due to a lack of trading activity.

There is no formal employment arrangement with Ms. Hunter at this time. Ms. Hunter’s compensation has not been fixed or based on any percentage calculations. Compensation that will be paid in cash will only be awarded at the time and amount that cash is available. No cash compensation will be accrued. From time-to-time, Ms. Hunter may be granted compensation in the form of shares although no such commitments currently exist.

Ms. Hunter will make all decisions determining the amount and timing of her compensation and, for the immediate future, will receive the level of compensation each month that permits us to meet our obligations. Ms. Hunter’s compensation amounts will be formalized if and when her annual compensation exceeds $150,000.

Grants of Plan-Based Awards Table

No equity award arrangements have ever been awarded or granted by the Company.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 14, 2014, we had 14,000,000 shares of common stock outstanding which are held by 13 beneficial shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have or to claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of May 14, 2014; of all directors and executive officers of SBH; and of our directors and officers as a group:

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class

Shelagh Bone Hunter	12,000,000	85.7
	-
All Directors and Officers as a group (1 person)	12,000,000	85.7

(a) The address for purposes of this table is the Company’s address which is 13702 Rampchester Lane, Houston, TX 77015.

(b) Unless otherwise indicated, SBH believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sole promoter of SBH is Ms. Hunter, our chief executive officer, president and chief financial officer.

Our office and mailing address is 13702 Rampchester Lane, Houston, TX 77015. The space is provided to us by Ms. Hunter. Ms. Hunter incurs no incremental costs as a result of our using the space and the value is de minimis. Therefore, she does not charge us for its use. There is no written lease agreement.

The Company issued 12,000,000 shares of our common stock to our president, Ms. Hunter, concurrent with her placing the business plan and her reputation and contacts into SBH and for costs/services incurred to plan and arrange the incorporation. The shares were valued at par value, or an aggregate of $12,000, as there is no verifiable market value for the shares due to a lack of trading activity.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with statutory and regulatory filings. Audit fees amounted to $7,950 in 2014.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2013.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the calendar year ended December 31, 2013.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statements and Schedules

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SBH Associates, Inc.

Houston, TX

We have audited the accompanying balance sheets of SBH Associates, Inc. (“the Company”) as of January 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2014 and the periods from December 28, 2012 (inception) to January 31, 2013 and from December 28, 2012 (inception) to January 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBH Associates, Inc. as of January 31, 2014 and 2013, and the results of its operations and cash flows for the fiscal periods then ended and the period from December 28, 2012 (inception) to January 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that SBH Associates, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, SBH Associates, Inc. is a development stage company with a business plan but has generated very limited cash flow from operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 L.L. Bradford & Company

/s/ L.L. Bradford & Company

Houston, Texas

May 15, 2014

SBH ASSOCIATES, INC.

(a Development Stage Company)

BALANCE SHEETS

January 31, 2014 and 2013

	2014		2013
ASSETS
Current Assets
Cash	$-		$-
Total Current Assets	-		-

TOTAL ASSETS	$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$12,000	$
	12,000		-

Total Liabilities	12,000		-

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-		-
Common stock: $0.001 par value; 74,000,000 shares authorized; 14,000,000 and 12,000,000 shares issued and outstanding	14,000		12,000
Additional paid-in capital	18,000		-
Loss accumulated during the development stage	(44,000)		(12,000)
Total Stockholders’ Equity (Deficit)	(12,000)		-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-		$-

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(a Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2014 AND THE PERIOD FROM DECEMBER 28, 2012 (INCEPTION) TO JANUARY 31, 2013AND THE PERIOD FROM DECEMBER 28, 2012 (INCEPTION) TO JANUARY 31, 2014

	Year Ended January 31,2014	Period From December 28, 2012 (inception) to January 31, 2013	Period From December 28, 2012 (inception) to January 31, 2014
REVENUES	$2,500	$-	$2,500

OPERATING EXPENSES
Professional and consulting fees	34,500	-	34,500
Organization expenses to related party	-	12,000	12,000
TOTAL OPERATING EXPENSES	34,500	12,000	46,500

NET (LOSS)	$(32,000)	$(12,000)	$(44,000)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	13,250,000	12,000,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Loss accumulated during the Development Stage	Total
Balance, December 28, 2012 (Inception)	12,000,000	$ 12,000	$ -	$ -	$ 12,000
Net loss	-	-	-	(12,000)	(12,000)
Balance, January 31, 2013	12,000,000	12,000	-	(12,000)	-
Issuance of 2,000,000 shares	2,000.000	2,000	18,000	-	20,000
Net loss	-	-	-	(32,000)	(32,000)
Balance, January 31, 2014	14,000,000	$ 14,000	$ 18,000	$ (44,000)	$ (12,000)

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2014 AND THE PERIOD FROM DECEMBER 28, 2012 (INCEPTION) TO JANUARY 31, 2013AND THE PERIOD FROM DECEMBER 28, 2012 (INCEPTION) TO JANUARY 31, 2014

	Year Ended January 31, 2014	Period From December 28, 2012 (inception) to January31, 2013	Period From December 28, 2012 (inception) to January31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(32,000)	$(12,000)	$(44,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to cover organization expenses	20,000	12,000	12,000
Change in accrued liability	12,000	-	32,000
Cash Flows Provided by Operating Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

OTHER NONCASH ITEMS
Issuance of common stock to settle accrued expenses	$20,000	$-	$-

See accompanying notes to the financial statements

SBH ASSOCIATES, INC.

(a Development Stage Company)

Notes to the Financial Statements

January 31, 2014

NOTE 1 – ORGANIZATION

SBH Associates, Inc. (the “Company”) was founded in 2012 and was incorporated as a C corporation under the laws of the State of Nevada on December 28, 2012. The incorporation effort included the Company issuing 12,000,000 shares of common stock to Shelagh Bone Hunter, for services which involved the development of a business plan and incorporation planning. These services were valued at $12,000.

The Company offers consulting and management services to construction contractors and subcontractors that function in the Houston Metropolitan Area. These services include assisting in employee scheduling, obtaining building permits, purchasing and bookkeeping.

The Company has generated very limited revenues from its planned principal operations and is considered a development stage company as defined by Section 915-10-20 of the FASB Accounting Standards Codification.

Recent Developments

The Company has had preliminary discussions to license a product that, if consummated, will significantly change its business plan. No agreement has been finalized, and no assurances can be given that an agreement will be finalized. If an agreement is finalized, there is likely to be a change in the Company’s management.

Emerging Growth Company

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year end of January 31.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Stock-based Compensation

The Company will follow Accounting Standards Codification (ASC) 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The Company has adopted the provisions of ASC 260.

Earnings (Loss) per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of January 31, 2014.

Income Taxes

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

No provision was made for Federal income tax.

Revenue Recognition

The Company follows ASC 605-10-S99-1 for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

 Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has no financial resources and has generated very limited revenue through January 31, 2014.

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

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 74,000,000 shares of common stock and 1,000,000 shares of preferred stock. At the time of incorporation in Nevada, the Company issued 12,000,000 shares of its common stock to its President in exchange for the business plan developed by her and for costs and services incurred upon incorporation. The shares were valued at par value as there is no verifiable market value for the shares due to a lack of trading activity.

On June 14, 2013, the Company agreed to issue 2,000,000 shares of its common stock that had been registered in its Registration Statement on Form S-1 which was declared effective on June 12, 2013 to satisfy consulting fee expenses of $20,000 due to an unrelated third party.

At January 31, 2014, there were 14,000,000 shares of common stock outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by its President who incurs no incremental costs as a result of the Company using the space. Therefore, she does not charge for its use. There is no written lease agreement, and no obligation for her to continue this arrangement.

The Company’s only transaction to date is the issuance of shares to its sole shareholder in exchange for organizational activities.

If the Company lacks sufficient revenues to pay the legal fees associated with its public offering when the fees become due, its president has agreed to sign a personal promissory note due and payable to counsel for counsel’s fees. The legal fees come due when and the Company receives a trade symbol for its common stock and approval from the Depository Trust Company. The promissory note, which is conditioned upon the Company’s President having the necessary resources to make such loan when or if funds are necessary therefor, will eliminate unpaid liabilities on the Company’s books equal to the face amount of the personal promissory note.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from January 31, 2014 through May 15, 2014, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose.