Form 10-Q
period 2014-04-30
SBH ASSOCIATES, INC.
filed 2014-06-16
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

11654 Plaza America Drive, Reston, VA 20194

(Address of principal executive offices)

920-355-1922

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

At April 30, 2014, the number of shares of the Registrant’s common stock outstanding was 14,000,000.

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

SBH ASSOCIATES, INC.

(a Development Stage Company)

BALANCE SHEETS

(Unaudited)

	April 30, 2014	January 31, 2014
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$10,000	$12,000
	10,000	12,000

Total Liabilities	-	12,000

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding		-
Common stock: $0.001 par value; 74,000,000 shares authorized; 14,000,000 shares issued and outstanding	14,000	14,000
Additional paid-in capital	21,500	18,000
Loss accumulated during the development stage	(45,500)	(44,000)
Total Stockholders’ Equity (Deficit)	(10,000)	(12,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(a Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED April 30, 2014 and 2013 AND THE PERIOD FROM DECEMBER 28, 2012 (INCEPTION) TO April 30, 2014

(Unaudited)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013		Period From December 28, 2012 (inception) to April 30, 2014
REVENUES	$-	$2,500		$2,500

OPERATING EXPENSES
Professional and consulting fees	1,500	12,500		36,000
Organization expenses to related party				12,000
TOTAL OPERATING EXPENSES	1,500	12,500		48,000

NET (LOSS)	$(1,500)	$(10,000)		$(45,500)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	14,000,000	12,000,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock $	Common Stock Amount $	Additional Paid-in Capital $	Loss accumulated during the Development Stage $	Total $
Balance, December 28, 2012 (Inception)	12,000,000	12,000	-	-	12,000
Net loss	-	-	-	(12,000)	(12,000)
Balance, January 31, 2013	12,000,000	12,000	-	(12,000)	-
Issuance of 2,000,000 shares	2,000.000	2,000	18,000	-	20,000
Net loss	-	-	-	(32,000)	(32,000)
Balance, January 31, 2014	14,000,000	14,000	18,000	(44,000)	(12,000)
Capital contribution	-	-	3,500	-	3,500
Net Loss	-	-	-	(1,500)	(1,500)
Balance, April 30, 2014	14,000,000	14,000	21,500	(45,500)	(10,000)

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED April 30, 2014 and 2013 AND THE PERIOD FROM DECEMBER 28, 2012 (INCEPTION) TO April 30, 2014

(Unaudited)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Period From December 28, 2012 (inception) to April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1.500)	$(10,000)	$(45,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to cover organization expenses	-		12,000
Change in accrued liability	1,500	10,000	30,000
Cash Flows Provided by Operating Activities	-	-	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

OTHER NONCASH ITEMS
Issuance of common stock to settle accrued expenses	$3,500	$0	$23,500

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(a Development Stage Company)

Notes to the Financial Statements

April 30, 2014

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

NOTE 2—RECENT DEVELOPMENTS

In May 2014, the Company engaged Mary Merritt, CISSP as its new president. Ms. Merritt introduced a new business plan for the Company based on the introduction of products using geo-location technology. Concurrent with the engagement of Ms. Merritt:

•

Shelagh Bone Hunter resigned her positions held as an officer and director and agreed to return her shares of common stock to the Company’s treasury;

•

The Company amended its Articles of Incorporation to increase the number of shares of Common Stock, par value $0.001 per share, which the Corporation is authorized to issue from 74,000,000 shares of common stock to 200,000,000 shares of common stock; and authorized a 9.55 for one stock split of the issued and outstanding shares;

•

Following the completion of the increase in the number of the Company’s authorized shares of common stock and the execution of the 9.55 for one stock split, the Company shall issue 52,000,000 shares of common stock (73.14% of the outstanding shares as of the date when the forward stock split and return of shares by Ms. Hunter takes place) to Mary Merritt

The Company needs to raise funds ranging from $100,000 to $250,000 to complete testing for the initial product and having production started. There are no assurances that it will be successful in doing so. If it is successful in raising the necessary funds, its goal is to introduce a product to market during the first half of 2015.

NOTE 3—GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has no financial resources and had only generated minimal revenues at April 30, 2014.

While the Company is attempting to raise the capital needed to introduce its newly introduced product technology, the Company’s cash position may not be sufficient to support the Company’s daily operations. There can be no assurances to the effect that the Company will be successful in raising capital and successfully introducing its new product to the marketplace. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4—SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2014 through June 16, 2014, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed except for the matters described in Note 2.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2014. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

•

the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion,

•

the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or

•

the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Recent Developments and Business Plan

We are a development stage company. In May 2014, the Company engaged Mary Merritt as its new president. Ms. Merritt introduced a new business plan for the Company based on the introduction of products using geo-location technology. Concurrent with the engagement of Ms. Merritt:

•

Shelagh Bone Hunter resigned her positions held as an officer and director and agreed to return her shares of common stock to the Company’s treasury. The resignation was not the result of any disagreements.

•

The Company amended its Articles of Incorporation to increase the number of shares of Common Stock, par value $0.001 per share, which the Corporation is authorized to issue from 74,000,000 shares of common stock to 200,000,000 shares of common stock; and authorized a 9.55 for one stock split of the issued and outstanding shares.

•

Following the completion of the increase in the number of the Company’s authorized shares of common stock and the execution of the 9.55 for one stock split, the Company shall issue 52,000,000 shares of common stock (73.14% of the outstanding shares as of the date when the forward stock split and return of shares by Ms. Hunter takes place) to Mary Merritt.

The Company needs to raise funds ranging from $100,000 to $250,000 to complete testing for the initial product and having production started. There are no assurances that it will be successful in doing so. If it is successful in raising the necessary funds, its goal is to introduce a product to market during the first half of 2015.

The technology relating to the newly-introduced business plan has been developed by Mary Merritt with some assistance from outside contractors. The first product to be introduced will be a collar for dogs and cats. It enables a pet owner, through a downloaded app in a smartphone, to keep track of the pet’s location and, if necessary, to locate a pet that has wandered off or been taken. The product needs final development and testing. The plan is to manufacture it in China. Ms. Merritt has had negotiations with a manufacturer in China but is unable to enter into a contract until funding has been raised.

Ms. Merritt will do the initial marketing by approaching large pet supply companies. She will also use an independent distribution source. A website will be open to coincide with product introduction. Orders will be taken over the website. Social media will also be used. The plan is to introduce the initial price with a selling unit price of $25.

There are no current patents. However, patents will be applied for when and if funding has been obtained.

Mary Merritt, CISSP, 47, is the Chairman, President and sole director. She has been an independent technology consultant working on a variety of information system security issues for the past five years. She holds a degree from Emory University and is an ISC2 Certified Information System Security Professional. Ms. Merritt has had no bankruptcy or other legal issue for the past ten years

Expenses relate to corporate expenses for professional and similar costs.

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

Liquidity

We currently have no funds or source of funds. We intend to seek financing through contacts of our President. We believe that we need to raise funds ranging from $____ to $____ to complete testing and then manufacturing our initial product.

We cannot provide any assurances about the likelihood or timing of being successful in obtaining funding. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of January 31, 2014, that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements included in our Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

As of April 30, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of April 30, 2014 was effective.

During the quarter ended April 30, 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

2.

SBH is and will continue to be completely dependent on the services of our president, Mary Merritt, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

SBH’s operations and business strategy are completely dependent upon the knowledge and business connections of Ms. Merritt. She is under no contractual obligation to remain employed by us. If she should choose to leave us for any reason or if she becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Ms. Merritt or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Ms. Merritt naming SBH as the beneficiary when and if we obtain the resources to do so and if she is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

The level of demand for our newly-introduced products cannot be predicted.

We will be introducing new products if we are able to obtain financing. The first planned product will enable customers to keep track of and locate their pets using an app on their smartphones. We are unable to predict the likely demand, if any, for this product.

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

5.

Mary Merritt, our chief executive officer, chief financial officer and principal accounting officer has no significant experience managing a public company and no meaningful financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Mary Merritt has no significant experience managing a public company and no meaningful financial reporting education or experience. She is and will be heavily dependent on engaging and dealing with outside professional advisors, primarily lawyers and financial advisors/accountants who are and will not be affiliated with our independent auditors. We have no formal arrangements with professionals to help Ms. Merritt and cannot provide any assurances that we will be able to establish arrangements with professionals on terms or costs that are acceptable or affordable to us.

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

8.

Mary Merritt, our president, will make all decisions concerning her compensation for the foreseeable future. These decisions may not be in the best interests of other investors.

There is no employment contract with Mary Merritt at this time; nor are there any agreements for compensation in the future. Ms. Merritt’s compensation has not been fixed or based on any percentage calculations. She will make all decisions determining the amount and timing of her compensation for the foreseeable future until, if ever, we have a sufficient number of directors to establish a compensation committee of the board of directors. Ms. Merritt’s decisions about her compensation may not be in the best interests of other shareholders.

Risks Related to Our Common Stock

9.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

10.

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

11.

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

12.

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

13.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There is currently no established public market whatsoever for our securities. A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part and the subsequent closing of this offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that any buying of our shares will ever take place.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

14.

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

15.

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

16.

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

17.

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

18.

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

19.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president will beneficially own an aggregate of approximately 73.14% of our outstanding common stock. Because of her beneficial stock ownership, our president may be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

20.

A significant portion of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion of the presently outstanding shares of common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

21.

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

22.

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

23.

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

24.

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

25.

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

26.

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

27.

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

28.

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

29.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3

Defaults upon Senior Securities

None

Item 4

Mine Safety Disclosures

N/A

Item 5

Other Information

None

Item 6

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

/s/ Mary Merritt

Mary Merritt

Chief Executive Officer

June 16, 2014