Form 10-Q
period 2014-07-31
SBH ASSOCIATES, INC.
filed 2014-09-15
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

At September 15, 2014, the number of shares of the Registrant’s common stock outstanding was 90,250,000.

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

SBH ASSOCIATES, INC.

BALANCE SHEETS

(Unaudited)

	July 31, 2014	January 31, 2014
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$17,465	$12,000
	17,465	12,000

Total Liabilities	17,465	12,000

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 14,000,000 shares issued and outstanding	14,000	14,000
Additional paid-in capital	21,500	18,000
Loss accumulated during the development stage	(52,965)	(44,000)
Total Stockholders’ Equity (Deficit)	(17,465)	(12,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED July 31, 2014 AND 2013

(Unaudited)

	Three Months Ended
	July 31, 2014	July 31, 2013
REVENUES	$-	$-

OPERATING EXPENSES
General and other	7,465	21,000
Organization expenses to related party	-	-
TOTAL OPERATING EXPENSES	7,465	21,000

NET (LOSS)	$(7,465)	$(21,000)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	14,000,000	13,021,739

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED July 31, 2014 AND 2013

(Unaudited)

	Six Months Ended
	July 31, 2014	July 31, 2013
REVENUES	$-	$2,500

OPERATING EXPENSES
General and other	8,965	33,500
Organization expenses to related party	-	-
TOTAL OPERATING EXPENSES	8,965	33,500

NET (LOSS)	$(8,965)	$(31,000)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	14,000,000	12,519,337

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock	Common Stock Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Total ($)
Balance, December 28, 2012 (Inception)	12,000,000	12,000	-	-	12,000
Net loss	-	-	-	(12,000)	(12,000)
Balance, January 31, 2013	12,000,000	12,000	-	(12,000)	-
Issuance of 2,000,000 shares	2,000.000	2,000	18,000	-	20,000
Net loss	-	-	-	(32,000)	(32,000)
Balance, January 31, 2014	14,000,000	14,000	18,000	(44,000)	(12,000)
Capital contribution	-	-	3,500	-	3,500
Net Loss	-	-	-	(8,965)	(8,965)
Balance, July 31, 2014	14,000,000	14,000	21,500	(52,965)	(17,465)

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2014 and 2013

(Unaudited)

Six Months Ended
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,965)	$(31,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to cover organization expenses
Change in accrued liability	8,965	31,000
Cash Flows Provided by Operating Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	-	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

OTHER NONCASH ITEMS
Issuance of common stock to settle accrued expenses	$3,500	$20,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

Notes to the Financial Statements

July 31, 2014

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has elected to early adopt this Update which allows the Company to remove the inception to date information and all references to development stage.

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

(i)

the last day of the first fiscal year in which its total annual gross revenues exceed $1 billion,

(ii)

the date that it becomes a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of its ordinary shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or

(iii)

the date on which it has issued more than $1 billion in non-convertible debt during the preceding three-year period.

NOTE 2 – RECENT DEVELOPMENTS

In May 2014, the Company engaged Mary Merritt, CISSP as its new president. Ms. Merritt introduced a new business plan for the Company based on the introduction of products using geo-location technology. Concurrent with the engagement of Ms. Merritt:

•

Shelagh Bone Hunter resigned her positions held as an officer and director and  returned her 12,000,000 pre-split shares of common stock to the Company’s treasury in August 2014 at which time these shares were retired;

•

The Company amended its Articles of Incorporation to increase the number of shares of Common Stock, par value $0.001 per share, which the Corporation is authorized to issue from 74,000,000 shares of common stock to 200,000,000 shares of common stock; and authorized a 12.125 for one stock split of the issued and outstanding shares;

•

Following the completion of the increase in the number of the Company’s authorized shares of common stock and the execution of the 12.125 for one stock split in August 2014, the Company issued 66,000,000 shares of common stock (73.13% of the outstanding shares as of the date when the forward stock split and return of shares by Ms. Hunter) to Mary Merritt

After the foregoing transactions were completed, there are 90,250,000 shares of common stock outstanding.

The Company needs to raise funds ranging from $100,000 to $250,000 to complete testing for the initial product and having production started. There are no assurances that it will be successful in doing so. If it is successful in raising the necessary funds, its goal is to introduce a product to market during the first half of 2015.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has no financial resources and had only generated minimal revenues through July 31, 2014.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of July 31, 2014 through September 15, 2014, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed except for the matters described in Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2014. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

Recent Developments and Business Plan

We are a development stage company. In May 2014, the Company engaged Mary Merritt as its new president. Ms. Merritt introduced a new business plan for the Company based on the introduction of products using geo-location technology. Concurrent with the engagement of Ms. Merritt:

•

Shelagh Bone Hunter resigned her positions held as an officer and director and agreed to return all of her 12,000,000 shares of common stock to the Company’s treasury. The resignation was not the result of any disagreements.

•

The Company amended its Articles of Incorporation to increase the number of shares of Common Stock, par value $0.001 per share, which the Corporation is authorized to issue from 74,000,000 shares of common stock to 200,000,000 shares of common stock; and authorized a 12.125 for one stock split of the issued and outstanding shares.

•

Following the completion of the increase in the number of the Company’s authorized shares of common stock and the execution of the 12.125 for one stock split in August 2014, the Company issued 66,000,000 shares of common stock (73.13% of the outstanding shares as of the date when the forward stock split and return of shares by Ms. Hunter) to Mary Merritt.

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

Mary Merritt, CISSP, 47, is the Chairman, President and sole director. She has been an independent technology consultant working on a variety of information system security issues for the past five years. She holds a degree from Emory University and is an ISC2 Certified Information System Security Professional. Ms. Merritt has had no bankruptcy or other legal issue for the past ten years.

Expenses relate to development of a website and corporate expenses for professional and similar costs. Ms. Merritt does much of the design and overall planning work on her own. The Company expects to have its principal website, WWW.SBHNow.com, up by the end of September 2014. In addition, the Company has been approved to become an Amazon reseller. It will have two additional websites, WWW.SagePets.com and WWW.HappyPets.tips, up by the end of September to sell pet products as an authorized reseller for Amazon.

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

Liquidity

We currently have no funds or source of funds. We intend to seek financing through contacts of our President. We believe that we need to raise funds ranging from $100,000 to $250,000 to complete testing and then manufacturing our initial product.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

As of July 31, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of July 31, 2014 was effective.

During the quarter ended July 31, 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2014, the Company issued 66,000,000 shares of restricted common stock to Mary Merritt for the introduction of a new business plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBH Associates, Inc.

(Registrant)

By:

/s/ Mary Merritt

Mary Merritt

Chief Executive Officer

September 15, 2014