Form 10-Q
period 2014-10-31
SBH ASSOCIATES, INC.
filed 2014-12-15
CIK 1571919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

At December 12, 2014, the number of shares of the Registrant’s common stock outstanding was 90,250,000.

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

SBH ASSOCIATES, INC.

BALANCE SHEETS

(Unaudited)

	October 31, 2014		January 31, 2014
ASSETS
Assets
Website	$1,500	$	−
TOTAL ASSETS	$1,500	$	−

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses (including $3,184 due to President at October 31, 2014)	$21,783		$12,000
Total	21,783		12,000

Total Liabilities	21,783		12,000

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	−		−
Common stock: $0.001 par value; 200,000,000 shares authorized; 90,250,000 and 169,750,000 shares issued and outstanding	90,250		169,750
Additional paid-in capital	11,250		(137,750)
Accumulated deficit	(121,783)		(44,000)
Total Stockholders’ Equity (Deficit)	(20,283)		(12,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,500	$	−

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013

(Unaudited)

		Three Months Ended October 31, 2014		Three Months Ended October 31, 2013
REVENUES	$	−	$	−

OPERATING EXPENSES
General and other		2,818		1,000
Business plan development		66,000		−
TOTAL OPERATING EXPENSES		68,818		1,000

NET (LOSS)		$(68,818)		$(1,000)

NET (LOSS) PER SHARE: BASIC AND DILUTED		$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED		91,277,174		169,750,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2014 AND 2013

(Unaudited)

		Nine Months Ended October 31, 2014	Nine Months Ended October 31, 2013
REVENUES	$	−	$2,500

OPERATING EXPENSES
General and other		11,783	34,500
Business plan development		66,000	−
TOTAL OPERATING EXPENSES		77,783	34,500

NET (LOSS)		$(77,783)	$(32,000)

NET (LOSS) PER SHARE: BASIC AND DILUTED		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED		143,304,945	157,847,069

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital		Accumulated Deficit	Total
Balance, December 28, 2012 (Inception)	145,500,000	$145,500	$(133,500)	$	−	$12,000
Net loss	−	−	−		(12,000)	(12,000)
Balance, January 31, 2013	145,500,000	145,500	(133,500)		(12,000)	−
Issuance of 2,000,000 shares	24,250,000	24,250	(4,250)		−	20,000
Net loss	−	−	−		(32,000)	(32,000)
Balance, January 31, 2014	169,750,000	169,750	(137,750)		(44,000)	(12,000)
Capital contribution	−	−	3,500		−	3,500
Retirement of shares	(145,500,000)	(145,500)	145,500		−	−
Issuance of shares	66,000,000	66,000	−		−	66,000
Net Loss	−	−	−		(77,783)	(77,783)
Balance, October 31, 2014	90,250,000	$90,250	$11,250		$(121,783)	$(20,283)

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2014 and 2013

(Unaudited)

		Nine Months Ended October 31, 2014		Nine Months Ended October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)		$(77,783)		$(32,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to purchase business plan		66,000		−
Change in accrued liability		9,783		32,000
Cash Flows Provided by Operating Activities		(2,000)		−

CASH FLOWS FROM FINANCING ACTIVITIES – capital contribution		3,500		−

CASH FLOWS FROM INVESTING ACTIVITIES
Development of Website		(1,500)		−

NET INCREASE (DECREASE) IN CASH		−		−
Cash, beginning of period		−		−
Cash, end of period	$	−	$	−

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$	−	$	−
Cash paid for income taxes	$	−	$	−

OTHER NONCASH ITEMS
Issuance of common stock to settle accrued expenses	$	−		$20,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

Notes to the Financial Statements

October 31, 2014

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

Following the completion of the increase in the number of the Company’s authorized shares of common stock and the execution of the 12.125 for one stock split in August 2014, the Company issued 66,000,000 shares of common stock (73.13% of the outstanding shares as of the date when the forward stock split and return of shares by Ms. Hunter) to Mary Merritt for her business plan.

After the foregoing transactions were completed, there are 90,250,000 shares of common stock outstanding. All disclosures of share amounts outstanding throughout the financial statements and footnotes thereto have been restated to give retroactive effect to the 12.125 for one stock split.

The Company needs to raise funds ranging from $100,000 to $250,000 to complete testing for the initial product and having production started. There are no assurances that it will be successful in doing so. If it is successful in raising the necessary funds, its goal is to introduce a product to market during 2015.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has no financial resources and had only generated minimal revenues through October 31, 2014.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of October 31, 2014 through December 12, 2014, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Recent Developments and Business Plan

We are an early stage stage company. In May 2014, the Company engaged Mary Merritt as its new president. Ms. Merritt introduced a new business plan for the Company based on the introduction of products using geo-location technology. Concurrent with the engagement of Ms. Merritt:

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

•

Following the completion of the increase in the number of the Company’s authorized shares of common stock and the execution of the 12.125 for one stock split in August 2014, the Company issued 66,000,000 shares of common stock (73.13% of the outstanding shares as of the date when the forward stock split and return of shares by Ms. Hunter) to Mary Merritt for her business plan.

The Company needs to raise funds ranging from $100,000 to $250,000 to complete testing for the initial product and having production started. There are no assurances that it will be successful in doing so. If it is successful in raising the necessary funds, its goal is to introduce a product to market during 2015.

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

As of October 31, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of October 31, 2014 was effective.

During the quarter ended October 31, 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBH Associates, Inc.

(Registrant)

By:

/s/ Mary Merritt

Mary Merritt

Chief Executive Officer

December 12, 2014