Form 10-K
period 2015-01-31
SBH ASSOCIATES, INC.
filed 2015-04-30
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended January 31, 2015

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-143602

SBH ASSOCIATES, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	46-2236047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11654 Plaza America Drive, Reston, VA	20194
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 920-355-1922

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes       No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                   Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes       No  X

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 27, 2015 is 90,250,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of April 27, 2015 was $-0-.

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

SBH’s initial business plan was to provide consulting and management services to construction contractors and subcontractors that function in the Houston Metropolitan Area.

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

The Company needs to raise funds ranging from $100,000 to $250,000 to complete testing for the initial product and having production started. There are no assurances that it will be successful in doing so. If it is successful in raising the necessary funds, its goal is to introduce a product to market during 2015. It is unlikely that the Company will be able to raise funds until and unless it receives a trade symbol for its common stock. A brokerage firm has applied for a trade symbol on the Company’s behalf, but we cannot predict the likelihood or timing of receiving the symbol.

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

Competition

Competition for the products that we plan to introduce is limited but may increase as technology companies see the potential market interest in these products if such interest develops.

There are no assurances that we will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

At April 27, 2015, we had one employee, our founder and president, Mary Merritt. There is no written employment contract or agreement with Ms. Merritt. .

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

SBH is an early stage company with a business plan but no financial resources. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended January 31, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Our president owns a significant majority of outstanding shares. In addition, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Although transactions, other than those described in this prospectus, are not currently being contemplated or discussed, our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company or participate in other transactions, including entering into possible business combinations, without the support of other shareholders.

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

There is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that any buying of our shares will ever take place.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

We also believe that it is extremely unlikely that we will be able to raise the funds necessary to complete our planning and start producing and marketing our products until and unless we receive a trading symbol.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Our office and mailing address is 11654 Plaza America Drive, Reston, VA 20194. The space   is provided to us by Ms. Merritt. Ms. Merritt incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

MINE SAFETY DISCLOSURES

N/A

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

There is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities.  No trading symbol has been assigned for our securities. A broker-dealer has made the necessary 211 filings to permit our common stock to be quoted on the OTCBB. We cannot predict the likelihood or timing of FINRA permitting our shares of common stock to be quoted on the OTCBB.

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

The Company issued 12,000,000 shares of our common stock to our former president and founder, Ms. Hunter, concurrent with her placing the business plan and her reputation and contacts into SBH and for costs/services incurred to plan and arrange the incorporation. The shares were valued at par value, or an aggregate of $12,000, as there was no verifiable market value for the shares due to a lack of trading activity.

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

As of the close of business on April 27, 2014, there were ten shareholders of record of our common stock and 90,250,000 shares were issued and outstanding.

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

Business Plan

Since becoming president, Ms. Merritt has been working on her plans to develop and market the products that will be introduced. The overall process has been slowed down because it is necessary to raise funds. We also have become aware that it is extremely unlikely that we will be able to raise the funds necessary to complete our planning and start producing and marketing our products until and unless we receive a trading symbol.

If and when we raise funds, we are in a position to move forward.

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

We cannot provide any assurances about the likelihood or timing of being successful in obtaining funding. We have become aware that it is extremely unlikely that we will be able to raise the funds necessary to complete our planning and start producing and marketing our products until and unless we receive a trading symbol.

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of January 31, 2015, that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Our financial statements as of January 31, 2015 and the fiscal year then ended start on page 30.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

 On February 2, 2015 SBH Associates, Inc.(the “Registrant” or the ‘Company”) was notified by LL Bradford & Company, LLC (“Bradford”) that the firm resigned as the Registrant’s independent registered public accounting firm. Except as noted in the paragraph immediately below, the reports of Bradford on the Company’s financial statements as of January 31, 2014 and for the fiscal year then ended did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The report of Bradford on the Company’s financial statements as of and for the year ended January 31, 2014 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has negative working capital that raises doubt about its ability to continue as a going concern.

During the year ended January 31, 2014 and through February 2, 2015, the Company has not had any disagreements with Bradford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Bradford’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

New independent registered public accounting firm

On February 2, 2015 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ended January 31, 2015. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of January 31, 2015.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2015. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on her assessment, as of January 31, 2015, the Company's procedures of internal control over financial reporting were operating in an effective manner.

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

Item 9B

OTHER INFORMATION

None.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Our management consists of:

Name	Age	Title
Mary Merritt	47	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting officer

Mary Merritt, CISSP, is the Chairman, President and sole director. She has been an independent technology consultant working on a variety of information system security issues for the past five years. From November 2002 through March 2009, she was the managing partner for Sage Office Management, a consulting and niche staffing firm for the energy industry with annual revenue of several million dollars.  She holds a degree from Emory University and is an ISC2 Certified Information System Security Professional.

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

Board of Directors

We currently have only one director, Mary Merritt, who is also our chief executive officer. If resources and opportunities exist in the future, of which we can give no assurances, we will seek additional directors.

All directors, of which there is currently only one,  hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our sole director’s term of office expires on January 31, 2016. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, a person serving as a director receives no compensation for serving in the role as a director.

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

ITEM 11 -

EXECUTIVE COMPENSATION

The following table shows for the fiscal years ended January 31, 2015 and 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Treasurer and Secretary (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year Ended January 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Mary Merritt, CEO, CFO and Director	2015	-	-	-	-	-	-	66,000	66,000
Shelagh Bone Hunter, CEO, CFO and Director	2014	-	-	-	-	-	-	-	-

In August 2014, the Company issued 66,000,000 shares of common stock to Mary Merritt for the introduction of her business plan to the Company. The shares have no market value and were recorded at par value.

There is no formal employment arrangement with Ms. Merritt at this time. Ms. Merritt’s compensation has not been fixed or based on any percentage calculations. Compensation that will be paid in cash will only be awarded at the time and amount that cash is available. No cash compensation will be accrued. From time-to-time, Ms. Merritt may be granted compensation in the form of shares although no such commitments currently exist.

Ms. Merritt will make all decisions determining the amount and timing of her compensation and, for the immediate future, will receive the level of compensation each month that permits us to meet our obligations. Ms. Merritt’s compensation amounts will be formalized if and when her annual compensation exceeds $150,000.

Grants of Plan-Based Awards Table

No equity award arrangements have ever been awarded or granted by the Company.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 27, 2015, we had 90,250,000 shares of common stock outstanding which are held by ten beneficial shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have or to claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of April 27, 2015; of all directors and executive officers of SBH; and of our directors and officers as a group:

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class

Mary Merritt	66,000,000	73.1
	-
All Directors and Officers as a group (1 person)	66,000,000	73.1

(a)

The address for purposes of this table is the Company’s address which is 11654 Plaza America Drive, Reston, VA 20194.

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

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sole promoter of SBH is Ms. Merritt, our chief executive officer, president and chief financial officer.

Our office and mailing address is 11654 Plaza America Drive, Reston, VA 20194. The space is provided to us by Ms. Merritt. Ms. Hunter incurs no incremental costs as a result of our using the space and the value is de minimis. Therefore, she does not charge us for its use. There is no written lease agreement.

In August 2014, the Company issued 66,000,000 shares of common stock (73.13% of the outstanding shares) to Mary Merritt for the introduction of her business plan to the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with statutory and regulatory filings. Audit fees amounted to $20,550 in 2015 $7,950 in 2014.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during fiscal 2015 or 2014.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statements and Schedules

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2015

By: /s/ MARY MERRITT

Mary Merritt

Chief Executive Officer,

Chief Financial Officer and

Principal Accounting Officer

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SBH Associates, Inc.

Houston, TX

We have audited the accompanying balance sheets of SBH Associates, Inc. (“the Company”) as of January 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2015.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBH Associates, Inc. as of January 31, 2015, and the results of its operations and cash flows for the fiscal year then ended in conformity with generally accepted accounting principles in the United States of America.

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

RBSM LLP

/s/ RBSM LLP

Houston, Texas

April 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SBH Associates, Inc.

Houston, TX

We have audited the accompanying balance sheets of SBH Associates, Inc. (“the Company”) as of January 31, 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBH Associates, Inc. as of January 31, 2014, and the results of its operations and cash flows for the fiscal year then ended in conformity with generally accepted accounting principles in the United States of America.

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

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Houston, Texas

May 15, 2014

SBH ASSOCIATES, INC.

BALANCE SHEETS

January 31, 2015 and 2014

	2015	2014
ASSETS
Assets
Website	$1,500	$-
TOTAL ASSETS	$1,500	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses (including $3,867 due to President in 2015)	$35,601	$12,000
Total	35,601	12,000

Total Liabilities	35,601	12,000

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding		-
Common stock: $0.001 par value; 200,000,000 shares authorized; 90,250,000 and 169,750,000 shares issued and outstanding	90,250	169,750
Additional paid-in capital	11,250	(137,750)
Accumulated deficit	(135,601)	(44,000)
Total Stockholders’ Deficit	(34,101)	(12,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,500	$-

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2015 AND 2014

	2015	2014

REVENUES	$-	$2,500

OPERATING EXPENSES
General administrative	25,601	34,500
Business plan development	66,000	-
TOTAL OPERATING EXPENSES	91,601	34,500

NET (LOSS)	$(91,601)	$(32,000)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	129,932,192	145,500,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 1, 2013	145,500,000	$145,500	$(133,500)	$(12,000)	$-
Issuance of 2,000,000 shares	24,250.000	24,250	(4,250)	-	20,000
Net loss	-	-	-	(32,000)	(32,000)
Balance, January 31, 2014	169,750,000	169,750	(137,750)	(44,000)	(12,000)
Capital contribution	-	-	3,500	-	3,500
Retirement of shares	(145,500,000)	(145,500)	145,500	-	-
Issuance of shares	66,000,000	66,000	-	-	66,000
Net Loss	-	-	-	(91,601)	(91,601)
Balance, January 31, 2015	90,250,000	$90,250	$11,250	$(135,601)	$(34,101)

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED JANUARY 31, 2015 AND 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(91,601)	$(32,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to cover expenses	66,000	20,000
Change in accrued liability	23,601	12,000
Cash Flows Used In Operating Activities	(2,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES – Capital contribution	3,500	-

CASH FLOWS FROM INVESTING ACTIVITIES – Development of website	(1,500)	-

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

OTHER NONCASH ITEMS
Issuance of common stock to settle accrued expenses	$-	$20,000

See accompanying notes to the financial statements

SBH ASSOCIATES, INC.

Notes to the Financial Statements

January 31, 2015

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

•

Following the completion of the increase in the number of the Company’s authorized shares of common stock and the execution of the 12.125 for one stock split in August 2014, the Company issued 66,000,000 shares of common stock (73.13% of the outstanding shares as of the date when the forward stock split and return of shares by Ms. Hunter) to Mary Merritt for her business plan. The shares issued had no market value and were recorded at par.

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

iv.

the last day of the first fiscal year in which its total annual gross revenues exceed $1 billion,

v.

the date that it becomes a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of its ordinary shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or

vi.

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

Earnings (Loss) per Share

Net loss per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of January 31, 2015.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, such as accrued liabilities, approximate their fair values because of the short maturity of these instruments.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has no financial resources and has generated very limited revenue through January 31, 2015.

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

NOTE 4 – SHARE CAPITAL AND RELATED PARTY TRANSACTIONS

The Company is authorized to issue 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On June 14, 2013, the Company agreed to issue 2,000,000 shares of its common stock that had been registered in its Registration Statement on Form S-1 which was declared effective on June 12, 2013 to satisfy consulting fee expenses of $20,000 due to an unrelated third party.

See Note 1 for a description of transactions affecting common stock during the year ended January 31, 2015 and related party transactions with former and current members of management At January 31, 2015, there were 90,250,000 shares of common stock outstanding.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from January 31, 2015 through April 27, 2015, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose.