Form 10-Q
period 2015-04-30
SBH ASSOCIATES, INC.
filed 2015-06-15
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

At June 12, 2015, the number of shares of the Registrant’s common stock outstanding was 90,250,000.

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

SBH ASSOCIATES, INC.

BALANCE SHEETS

(Unaudited)

	April 30, 2015	January 31, 2015
ASSETS
Assets
Website	$1,500	$1,500
TOTAL ASSETS	$1,500	$1,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses (including $4,440 and $3,867 due to President)	$36,240	$35,601
Total	36,240	35,601

Total Liabilities	36,240	35,601

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 200,000,000 shares authorized; 90,250,000 shares issued and outstanding	90,250	90,250
Additional paid-in capital	11,250	11,250
Accumulated deficit	(136,240)	(135,601)
Total Stockholders’ Deficit	(34,740)	(34,101)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,500	$1,500

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2015 AND 2014

(Unaudited)

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014
REVENUES	$-	$-

OPERATING EXPENSES
Professional and consulting fees	639	1,500
TOTAL OPERATING EXPENSES	639	1,500

NET (LOSS)	$(639)	$(1,500)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,250,000	14,000,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED April 30, 2015 and 2014

(Unaudited)

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(639)	$(1.500)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in accrued liability	639	1,500
Cash Flows Provided by Operating Activities		-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

OTHER NONCASH ITEMS
Issuance of common stock to settle accrued expenses	$-	$3,500

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

Notes to the Financial Statements

April 30, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

The Company needs to raise funds ranging from $100,000 to $250,000 to complete testing for the initial product and having production started. There are no assurances that it will be successful in doing so. If it is successful in raising the necessary funds, its goal is to introduce a product to market.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has no financial resources and has generated very limited revenue through April 30, 2015.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of April 30, 2015 through June 12, 2015, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Business Plan

Since becoming president, Ms. Merritt has been working on her plans to develop and market the products that will be introduced. The overall process has been slowed down because it is necessary to raise funds. We also have become aware that it is extremely unlikely that we will be able to raise the funds necessary to complete our planning and start producing and marketing our products until and unless or until we receive a trading symbol for our common stock.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Disclosure Controls and Procedures and Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As of April 30, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of April 30, 2015 was effective.

During the quarter ended April 30, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

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

There is currently no established public market whatsoever for our securities. A market maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCQB maintained by FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that any buying of our shares will ever take place.

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

If we become able to have our shares of common stock quoted on the OTCQB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCQB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCQB, it is a necessity to process trades on the OTCQB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

24.

If our stock becomes quoted on the OTCQB, we could subsequently be removed from the OTCQB if we fail to remain current with our financial reporting requirements.

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. If we become quoted on the OTCQB, but we fail to remain current in our reporting requirements, we would be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

Item 6 - Exhibits

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

June 12, 2015