Form 10-Q
period 2015-07-31
SBH ASSOCIATES, INC.
filed 2015-10-09
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

At September 16, 2015, the number of shares of the Registrant’s common stock outstanding was 90,250,000.

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

SBH ASSOCIATES, INC.

BALANCE SHEETS

(Unaudited)

	July 31, 2015	January 31, 2015
ASSETS
Assets
Website	$1,500	$1,500
TOTAL ASSETS	$1,500	$1,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses (including $4,440 and $3,867 due to President)	$37,240	$35,601
Total	37,240	35,601

Total Liabilities	37,240	35,601

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 200,000,000 shares authorized; 90,250,000 shares issued and outstanding	90,250	90,250
Additional paid-in capital	11,250	11,250
Accumulated deficit	(137,240)	(135,601)
Total Stockholders’ Deficit	(35,740)	(34,101)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,500	$1,500

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED July 31, 2015 AND 2014

(Unaudited)

	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014
REVENUES	$-	$-

OPERATING EXPENSES
Professional and consulting fees	1,000	7,465
TOTAL OPERATING EXPENSES	1,000	7,465

NET (LOSS)	$(1,000)	$(7,465)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,250,000	14,000,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED July 31, 2015 AND 2014

(Unaudited)

	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014
REVENUES	$-	$-

OPERATING EXPENSES
General and other	1,639	8,965
TOTAL OPERATING EXPENSES	1,639	8,965

NET (LOSS)	$(1,639)	$(8,965)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,250,000	14,000,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2015 AND 2014

(Unaudited)

	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,639)	$(8,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to cover organization expenses
Change in accrued liability	1,639	8,965
Cash Flows Provided by Operating Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

OTHER NONCASH ITEMS
Issuance of common stock to settle accrued expenses	$3,500	$20,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

Notes to the Financial Statements

July 31, 2015

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

NOTE 2 – RECENT DEVELOPMENTS

During the second fiscal quarter of the current fiscal year, the Company began considering the change of its business plan because it has not been able to raise sufficient capital to undertake all aspects of that business plan. It will finalize a decision during 2015.

The Company has entered discussions to merge with a business that is involved in the construction of custom built luxury homes. We cannot predict the likelihood or timing of this merger being completed. If it does take place, management and ownership control of the Company will change.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has no financial resources and has generated very limited revenue through July 31, 2015.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of July 31, 2015 through October 5, 2015, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed except for the matters described in Note 2, and the following:

In September 2015, certain accrued professional fees owed by the Company were reduced as a result of a negotiated fee discount. This reduction which amounts to about $18,000 will be reflected in the Company’s financial statements as debt forgiveness income for the quarter ending. July 31, 2015.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended July 31, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

During the second fiscal quarter of the current fiscal year, the Company began considering the change of its business plan because it has not been able to raise sufficient capital to undertake all aspects of that business plan. It will finalize a decision during the 2015.

The Company has entered discussions to merge with a business that is involved in the construction of custom built luxury homes. We cannot predict the likelihood or timing of this merger being completed. If it does take place, management and ownership control of the Company will change.

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

As of July 31, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of July 31, 2015 was not effective. The Company was unable to prepare and release this report in a timely manner, indicating a significant weakness in the financial reporting process. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

During the quarter ended July 31, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

Item 1A  Risk Factors

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

2.

SBH is and will continue to be completely dependent on the services of our president for its current business plan, Mary Merritt, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

SBH’s current operations and business strategy are completely dependent upon the knowledge and business connections of Ms. Merritt. She is under no contractual obligation to remain employed by us. If she should choose to leave us for any reason or if she becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Ms. Merritt or an appropriate replacement(s).

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

3.

The level of demand for our newly-planned products cannot be predicted.

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

October 5, 2015