Form 10-Q
period 2015-10-31
SBH ASSOCIATES, INC.
filed 2015-12-11
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

At December 11, 2015, the number of shares of the Registrant’s common stock outstanding was 90,250,000.

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

SBH ASSOCIATES, INC.

BALANCE SHEETS

(Unaudited)

	October 31, 2015	January 31, 2015
ASSETS
Assets
Website	$1,500	$1,500
TOTAL ASSETS	$1,500	$1,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses (including $5,070 and $3,867 due to President)	$20,870	$35,601
Total	20,870	35,601

Total Liabilities	20,870	35,601

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 200,000,000 shares authorized; 90,250,000 shares issued and outstanding	90,250	90,250
Additional paid-in capital	11,250	11,250
Accumulated deficit	(120,870)	(135,601)
Total Stockholders’ Deficit	(19,370)	(34,101)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,500	$1,500

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED October 31, 2015 AND 2014

(Unaudited)

	2015	2014
REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	1,630	2,818
Business plan development	-	66,000
TOTAL OPERATING EXPENSES	1,630	68,818

Other income – gain on forgiveness of debt	18,000	-

NET INCOME (LOSS)	$16,370	$(68,818)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,250,000	91,277,174

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2015 AND 2014

(Unaudited)

	2015	2014
REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	3,269	11,783
Business plan development	-	66,000
TOTAL OPERATING EXPENSES	3,269	77,783

Other income – gain on forgiveness of debt	18,000	-

NET INCOME (LOSS)	$14,737	$(77,783)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,250,000	143,304,945

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2015 AND 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,737	$(77,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to cover expenses	-	66,000
Gain on forgiveness of debt	(18,000)	-
Change in accrued liability	3,263	9,783
Cash Flows Provided by Operating Activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES – capital contribution	-	3,500

CASH FLOWS FROM INVESTING ACTIVITIES - Development of Website	-	(1,500)

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

OTHER NONCASH ITEMS
Issuance of common stock to settle accrued expenses	$3,500	$20,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

Notes to the Financial Statements

October 31, 2015

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

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

In September 2015, certain accrued professional fees owed by the Company were reduced as a result of a negotiated fee discount. This reduction which amounts to about $18,000 is reflected in the Company’s financial statements as debt forgiveness income for the quarter ended October 31, 2015.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has no financial resources and has generated very limited revenue through October 31, 2015.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of October 31, 2015 through December 11, 2015, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed except for the matters described in Note 2, and the following:

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

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

In September 2015, certain accrued professional fees owed by the Company were reduced as a result of a negotiated fee discount. This reduction which amounts to about $18,000 is reflected in the Company’s financial statements as debt forgiveness income for the quarter ended October 31, 2015.

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

As of October 31, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of October 31, 2015 was not effective. The Company was unable to prepare and release this report in a timely manner, indicating a significant weakness in the financial reporting process. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

During the quarter ended October 31, 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over disclosure controls and procedures and financial reporting.

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

SBH is an early stage company with a business plan but no financial resources. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended January 31, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

December 11, 2015