Form 10-K
period 2015-09-30
SBH ASSOCIATES, INC.
filed 2016-01-13
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended September 30, 2015

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-143602

SBH ASSOCIATES, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	46-2236047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
885 Woodstock Road, Suite 430-180, Roswell, GA	30075

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: (404) 720-5664

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

Yes      .  No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2015 is 90,250,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCQB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2015 was $-0-.

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

Background and Recent Developments

SBH Associates, Inc. (“SBH”, “we” or the “Company”) was founded in 2012 and was incorporated as a C corporation under the laws of the State of Nevada on December 28, 2012.

In May 2014, the Company engaged Mary Merritt as its new president. Ms. Merritt introduced a new business plan for the Company based on the introduction of products using geo-location technology. Ms. Merritt was unable to raise sufficient financing to develop and bring her products to market.Therefore, on December 17, 2015, we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) SBH, (ii) Beecham Group, LLC, a Georgia company (“Beecham”), and (iii) the shareholders of Beecham, pursuant to which the holders of 100% of the outstanding common stock of Beecham transferred to us all of the common stock of Beecham in exchange for the issuance of 60,000,000 shares (the “Shares”) of our common stock and 1,000,000 newly-issued shares of preferred stock (such transaction, the “Share Exchange”). This transaction closed concurrently with the filing of SBH’s Current Report on Form 8-K with the Securities and Exchange Commission. As a result of the Share Exchange, Beecham became our wholly-owned subsidiary. We are now a holding company with all of our operations conducted through Beecham, which primarily consist of construction of custom luxury homes in the areas around Atlanta, GA, as more fully discussed herein. As part of this transaction, Mary Merritt returned 65,750,000 shares held by her to the Company.

The acquisition was accounted for as a reverse acquisition and recapitalization of Beecham. Beecham is the acquirer for accounting and financial reporting purposes, and SBH is the issuer. Accordingly, Beecham's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations reported prior to the merger date are solely those of Beecham. No SBH operating results from prior to the merger date are included. Earnings per share for the periods prior to the merger are retroactively restated to reflect the equivalent number of shares outstanding.

The assets and liabilities of Beecham have been brought forward at their book value, and no goodwill has been recognized. Certain corporate-related liabilities such as accrued professional fees were carried over from SBH.

After the execution of the Exchange Agreement, the principals of Beecham held the following percentages of our outstanding common shares:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Harry A. Beecham	20,000,000	22.2
Michael R. Beecham	20,000,000	22.2
Brent A. Beecham	20,000,000	22.2
Total	60,000,000	66.5

Each of the three Beechams holds one-third of the newly-issued 1,000,000 shares of preferred stock. The preferred shares will be issued in early January.

Operations of Beecham

Beecham was incorporated in Georgia in May 2014. In effect, it is the successor to Beecham Builders, LLC which operated from 1998 through 2008 when it ceased operations during the economic recession which severely impacted home builders. Beecham Builders, LLC satisfied all obligations at the time that its operations ceased. During its period of operations, it constructed more than 100 luxury homes and developed Montaluce Winery and Estates, a 400 acre mixed use development centered on a food and wine culture.

In 2014, when the economy as it related to homebuilding improved, the Beecham family decided to restart its homebuilding and established Beecham. Beecham is a custom builder of luxury homes in the Atlanta area. Its homes generally have a cost in excess of $1,000,000. Construction projects are generally referred to Beecham by architects. The typical procedures when engaged for a construction project are:

•

Engage contractors to do the actual construction under the supervision of Beecham. All contractors used are known to Beecham from prior jobs.

•

Meet with the customer to agree on appliances and similar items.

•

Enter into an agreement which typically requires a 10% down payment and monthly billings for incurred costs during construction.

Projects typically take 14 months to complete. The down payment and monthly billing limit Beecham’s cash risks. Typically, new construction projects result in 10% to 15% profits and remodeling projects result in 20% profits.

At December 15, 2015, Beecham had executed contracts for approximately $1,400,000 relating to projects to be worked on in 2016 and is negotiating for numerous other contracts. The Company also entered into an agreement with another company whereby the other company agreed to purchase land in Alpharetta, GA on which the Company will build and sell condominiums. When the condominiums are sold the collective proceeds will be used to pay all of the Company’s direct and indirect construction costs and the other company’s cost for the land (estimated to approximate $540,000). After all costs are covered, profits, if any, will be split equally by the two parties.

Competition and Marketing

Approximately 80% of home building in the Atlanta area is done by national companies and 20% by local builders. There are few contractors specializing in luxury homes with prices in excess of $1,000,000.

The management members of Beecham have lengthy associations with architects who design luxury homes. Referrals by these architects are a principal source of business. The Beecham name has been featured as the exclusive builder for four Home for the Holidays and two Atlanta Symphony Decorator's Show Homes. Beecham projects have also been featured in Atlanta Homes and Lifestyles, Veranda, The New York Times, Wall Street Journal and numerous other publications and websites. Our current company, Beecham, is in a position to take advantage of the widespread recognition of our name.

Employees

Beecham has three employees: Harry A. Beecham, Michael R. Beecham and Brent A. Beecham. Harry A. Beecham is the father of Michael R. Beecham and Brent A. Beecham. There are no employee contracts currently in place but may be executed in the future when and if revenues increase. All construction work in undertaken by contractors supervised by the Beechams.

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

Risks Related to the Business

SBH is an early stage company and has limited financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

SBH is an early stage company with a business plan but no financial resources. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal period ended September 30, 2015 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Our home sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence, declines in employment levels and increases in the quantity and decreases in the price of new homes and resale homes in the market.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand and the pricing of our homes, which could cause our operating revenues to decline. Additional reductions in our revenues could, in turn, further negatively affect the market price of our securities.

The homebuilding industry is cyclical. A severe downturn in the industry, as recently experienced, could adversely affect our business, results of operations and stockholders' equity.

During periods of downturn in the industry, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. In the event of a downturn, we may temporarily experience a material reduction in revenues and margins. Continued weakness in the homebuilding market could adversely affect our business, results of operations and stockholders' equity as compared to prior periods and could result in additional inventory impairments in the future.

We are dependent on the continued availability and satisfactory performance of our subcontractors, which, if unavailable, could have a material adverse effect on our business.

We conduct our land development and construction operations only as a general contractor. Virtually all land development and construction work is performed by unaffiliated third-party subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the development of our land and construction of our homes. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which we operate. In addition, inadequate subcontractor resources could have a material adverse effect on our business.

A substantial increase in mortgage interest rates, the unavailability of mortgage financing or a change in tax laws regarding the deductibility of mortgage interest may reduce consumer demand for our homes.

Substantially all purchasers of our homes finance their acquisition with mortgage financing. Housing demand is adversely affected by reduced availability of mortgage financing and factors that increase the upfront or monthly cost of financing a home such as increases in interest rates, insurance premiums, or limitations on mortgage interest deductibility. The recent decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the limitation of financing product options, have made it more difficult for homebuyers to obtain acceptable financing. Any substantial increase in mortgage interest rates or unavailability of mortgage financing may adversely affect the ability of prospective first-time and move-up homebuyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. A disruption in the credit markets and/or the curtailed availability of mortgage financing may adversely affect, our business, financial condition, results of operations and cash flows as it has in the past few years.

We are subject to extensive government regulation which could cause us to incur significant liabilities or restrict our business activities.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Other governmental regulations, such as building moratoriums and “no growth” or “slow growth” initiatives, which may be adopted in communities which have developed rapidly, may cause delays in new home communities or otherwise restrict our business activities resulting in reductions in our revenues. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

We may be subject to significant potential liabilities as a result of construction defect, product liability and warranty claims made against us.

As a homebuilder, we are subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly.

With respect to certain general liability exposures, including construction defect claims, product liability claims and related claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it can be difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims subject to applicable self-insurance retentions, such policies may not be available or adequate to cover liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

Many of our potential competitors have significantly greater financial and marketing resources than do we.

Many of our potential competitors have significantly greater financial and marketing resources than do we. Many of these potential competitors have sophisticated management, are in a position to purchase inventory at the lowest prices and have the ability to advertise in a wide variety of media, including television. There are no assurances that our brand will be successful.

We are and will continue to be completely dependent on the services of our principal officers Harry A., Michael R. and Brent A. Beecham, the loss of whose services may cause our business operations to fail, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our current operations and business strategy are completely dependent upon the knowledge and business connections of Harry A., Michael R. and Brent A. Beecham. They are under no contractual obligation to remain employed by us. If any or all of them should choose to leave us for any reason or if one or more becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without the services of the Beechams or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Michael R. and Brent A. Beecham naming SBH as the beneficiary when and if we obtain the resources to do so and if each is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

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

Risks Related to Our Common Stock

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

The ability of our principal officers to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our principal officers will beneficially own a majority of our outstanding common stock. Because of this beneficial stock ownership, our principal officers will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our principal officers may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our principal officers. This level of control may also have an adverse impact on the market value of our shares because our principal officers may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

A significant portion of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion of the presently outstanding shares of common stock is considered "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly to attract qualified individuals to accept these roles.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Beecham’s address is 885 Woodstock Road, Suite 430-180, Roswell, GA 30075, and its telephone number is (404) 720-5664. There are no leases. The website is www.beechamgroup.com.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

MINE SAFETY DISCLOSURES

N/A

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

 There is no and has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities.  No trading symbol has been assigned for our securities. A broker-dealer has made the necessary 211 filings to permit our common stock to be quoted on the OTCQB. We cannot predict the likelihood or timing of FINRA permitting our shares of common stock to be quoted on the OTCQB.

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

As part of the Exchange Agreement we issued an aggregate of 60,000,000 shares of our common stock and committed to issue 1,000,000 newly-issued shares of preferred to the three Beechams who are now our principal officers and 5,750,000 shares of common stock to individuals who assisted us in finalizing our business plan. Mary Merritt returned 65,750,000 shares held by her to the Company.

No underwriter participated in any of the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted.  The securities bear a restrictive legend, and stop transfer instructions are noted on the stock transfer records of our Company.

As of the close of business on December 31, 2015, there were 90,250,000 shares of our common stock issued and outstanding.

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

Business Operations

During the periods ended September 30, 2015 and 2014, Beecham devoted its efforts to restarting operations that its members had conducted prior to the recession of 2008 and 2009 that severely impacted the home building business. Operations for this period were:

	2015	2014
Contracting revenue	$1,013,432	$58,055
Cost of contracting revenue	877,668	49,957
Gross margin on contracting operations	135,764	8,098

Operating expenses
General and administrative	56,377	6,011
Compensation	53,230	-
Total operating expenses	109,607	6,011

Net income	$26,157	$2,087

The revenue for the period relates to three projects.

In December 2015:

•

The Company entered into an agreement with another company whereby the other company agreed to purchase land in Alpharetta, GA on which the Company will build and sell condominiums. When the condominiums are sold the collective proceeds will be used to pay all of the Company’s direct and indirect construction costs and the other company’s cost for the land (estimated to approximate $540,000). After all costs are covered, profits, if any, will be split equally by the two parties.

•

The Company entered into a bank loan agreement for proceeds up to $1,000,000 of which $350,000 was drawn down to commence construction of the condominium project. Harry A. Beechum, Brent A. Beechum, and Michael R. Beechum have personally guaranteed the loan and the land on which the project will be built has been pledged as collateral.

•

The Company entered into three executed contracts to serve as general contractor on three projects with estimated total revenue in excess of $1,400,000.

The Company is also negotiating several other General Contractor Agreements but cannot provide assurances as to the likelihood or timing of receiving these contracts.

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

Liquidity

We currently have no committed source of funds. However, our current projects do not require significant independent financing since our customers generally make regular progress payments which are used to pay our contractors and vendors.

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of September 30, 2015, that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of September 30, 2015 and the fiscal year then ended start on page F-1.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures had certain weaknesses as of September 30, 2015. These weaknesses are being addressed and corrected.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of September 30, 2015, the Company's procedures of internal control over financial reporting had certain weaknesses which are being addressed and corrected.

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

Changes in Internal Control over Financial Reporting

There have been certain changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting resulting from the merger of the Company with Beecham. The system of internal controls is being evaluated and weaknesses addressed.

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

Item 9B

 OTHER INFORMATION

None.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Harry A. Beecham	75	Chairman
Michael R. Beecham	49	Chief Executive Officer, President and Director
Brent A. Beecham	51	Chief Operating Officer, Secretary, Treasurer and Director

Harry A. Beecham, Chairman and Director, 75, founded the Beecham Builders, LLC in 1998 and was the chief executive through 2008. Prior to that he was a pilot at Delta Airlines for 30 years. He founded Beecham in 2014 and devotes fulltime to us. Harry A. graduated from Southern Polytechnic University.

Michael R. Beecham, Chief Executive Officer, President and Director, 49, became the chief executive officer in 2015 and devotes fulltime to us. From November 2013 to July 2015, he was market sales manager for Stock Building Supply. From November 2011 to November 2013 he was director of business development at Kelchner, Inc., which is engaged in Construction Services. Prior to that, he worked in management positions with the Beecham Builders, LLC from 1998. He was also a pastor at a church for ten years and is a graduate of World Evangelism Bible College. Harry A. Beecham is Michael R. Beecham’s father.

Brent A. Beecham, Chief Operating Officer, Secretary, Treasurer and Director, 51, became vice president in 2014 and currently devotes 10% of his time to us. He has held various management positions with Hewlett-Packard since 2011. Prior to that, he worked in management positions with the Beecham Builders, LLC from 1998. He is a graduate of the United States Air Force Academy pilot and flew combat missions during Operation Desert Storm. Harry A. Beecham is Brent A. Beecham’s father.

The three Beechams – Brent A., Michael R. and Harry A.:

Possible Potential Conflicts

The OTCQB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

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

Board of Directors

We currently have only three directors, Brent A. Beecham, Michael R. Beecham and Harry A. Beecham, who are also our principal officers and are all related to each other. If resources and opportunities exist in the future, of which we can give no assurances, we will seek additional directors.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Our sole director’s term of office expires on December 31, 2016. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, a person serving as a director receives no compensation for serving in the role as a director.

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

Item 11

EXECUTIVE COMPENSATION

The following table shows for the fiscal years ended September 30, 2015 and 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Treasurer and Secretary (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year Ended September 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Harry A. Beecham	2015	-	-	-	-	-	-	21,164	21,164
Michael R. Beecham	2015	-	-	-	-	-	-	29,566	29,566
Brent A. Beecham,	2015	-	-	-	-	-	-	2,500	2,500

No compensation was paid during the year ended September 30, 2014.

There is no formal employment arrangement with any officer at this time. Compensation has not been fixed or based on any percentage calculations. Compensation that will be paid in cash will only be awarded at the time and amount that cash is available. No cash compensation will be accrued. From time-to-time, compensation may be granted in the form of shares although no such commitments currently exist.

The three Beechams will make all decisions determining the amount and timing of their compensation. Compensation amounts will be formalized if and when their individual annual compensation exceeds $200,000.

Grants of Plan-Based Awards Table

No equity award arrangements have ever been awarded or granted by the Company.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2015, we had 90,250,000 shares of common stock outstanding which are held by 18 beneficial shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have or to claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of December 31, 2015; of all directors and executive officers of SBH; and of our directors and officers as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Harry A. Beecham	20,000,000	22.2
Michael R. Beecham	20,000,000	22.2
Brent A. Beecham	20,000,000	22.2
Total	60,000,000	66.5

Each of the three Beechams holds one-third of the newly-issued 1,000,000 shares of preferred stock. The certificates will be issued in January 2016.

(a) The address for purposes of this table is the Company’s address which is 885 Woodstock Road, Suite 430-180, Roswell, GA 30075.

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

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The only promoters of SBH are Harry A. Beecham, Michael R. Beecham and Brent A. Beecham, our only officers and directors.

Our office and mailing address is 885 Woodstock Road, Suite 430-180, Roswell, GA 30075. There is no written lease agreement.

In December 2015, the Company issued an aggregate of 60,000,000 shares of common stock (66.5% of the outstanding shares) to Harry A. Beecham, Michael R. Beecham and Brent A. Beecham to bring their business into the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with statutory and regulatory filings. Audit fees amounted to $23,772 in 2015.

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

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

b.

Financial Statements and Schedules

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: January 13, 2016

By: /s/ MICHAEL R. BEECHAM

      Michael R. Beecham

      Chief Executive Officer

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SBH Associates, Inc.

Roswell, Georgia

We have audited the accompanying balance sheets of SBH Associates, Inc. (the “Company”) as of September 30, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBH Associates, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited capital and has generated limited cash flow from operations. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Thayer O’Neal Company, PLLC

/s/ Thayer O’Neal Company PLLC

Sugar Land, Texas

January 12, 2016

SBH ASSOCIATES, INC.

BALANCE SHEETS

September 30, 2015 and 2014

	2015	2014
ASSETS
ASSETS
Cash and cash equivalents	$24,366	$25,836
Accounts receivable	82,222	-
Costs and estimated earnings in excess of billings on contracts in progress	18,251	-
Total current assets	124,839	25,836
Total assets	$124,839	$25,836

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accrued expenses	$20,870	$20,870
Accounts payable	65,877	-
Customer advances	30,718	23,750
Total current liabilities	117,465	44,620
Total liabilities	117,465	44,620

STOCKHOLDERS EQUITY (DEFICIT):
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 200,000,000 shares authorized; 90,250,000 issued and outstanding	90,250	90,250
Additional paid-in capital	(111,120)	(111,120)
Retained earnings	28,244	2,086
Total Stockholders’ Equity (Deficit)	7,374	(18,784)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$124,839	$25,836

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED September 30, 2015 AND 2014

	2015	2014
Contracting revenue	$1,013,432	$58,055
Cost of contracting revenue	877,668	49,957
Gross margin on contracting operations	135,764	8,098

Operating expenses
General and administrative	56,377	6,011
Compensation	53,230	-
Total operating expenses	109,607	6,011

Net income	26,157	2,087

Retained Earnings:
Beginning of Period	2,087	-
End of Period	$28,244	$2,087

NET (LOSS) PER SHARE: BASIC AND DILUTED
	$.00	$.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,250,000	90,250,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$26,157	$2,087
Adjustments to reconcile net income to net cash from operating activities:
Decrease (increase) in accounts receivable	(82,222)	-
Decrease (increase) in costs and estimated earnings in excess of billings	(18,251)	-
Increase (decrease) in accounts payable	65,877	-
Increase (decrease) in accrued expenses	-	-
Increase (decrease) in advances from customers	6,968	23,750
Net cash provided (used) by operating activities	(1,471)	25,837
Net change in cash and cash equivalents	(1,471)	25,837
Cash and cash equivalents - beginning of period	25,836	-
Cash and cash equivalents - end of period	$24,366	$25,836

See accompanying notes to the financial statements

SBH ASSOCIATES, INC.

Notes to the Financial Statements

September 30, 2015 and 2014

NOTE 1 – ORGANIZATION

SBH Associates, Inc. (the “Company” or “SBH”) was founded in 2012 and was incorporated as a C corporation under the laws of the State of Nevada on December 28, 2012. The incorporation effort included the Company issuing 12,000,000 shares of common stock to Shelagh Bone Hunter, for services which involved the development of a business plan and incorporation planning. These services were valued at $12,000.

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

Ms. Merritt was unable to raise sufficient financing to develop and bring her products to market in a manner consistent with the business plan. Therefore, on December 17, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) SBH, (ii) Beecham Group, LLC, a Georgia company (“Beecham”), and (iii) the shareholders of Beecham, pursuant to which the holders of 100% of the outstanding common stock of Beecham transferred to the Company all of the common stock of Beecham in exchange for the issuance of 60,000,000 shares (the “Shares”) of the Company’s common stock and 1,000,000 newly-issued shares of preferred stock (such transaction, the “Share Exchange”). The 1,000,000 shares of preferred stock will be issued in early 2016. This transaction closed concurrently with the filing of SBH’s Current Report on Form 8-K with the Securities and Exchange Commission. As a result of the Share Exchange, Beecham became a wholly-owned subsidiary. SBH is now a holding company with all of its operations conducted through Beecham, which primarily consist of construction of custom luxury homes in the areas around Atlanta, GA, as more fully discussed herein. As part of this transaction, Mary Merritt returned 65,750,000 shares held by her to the Company.

The acquisition was accounted for as a reverse acquisition and recapitalization of Beecham. Beecham is the acquirer for accounting and financial reporting purposes, and SBH is the issuer. Accordingly, Beecham's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations reported prior to the merger date are solely those of Beecham. No SBH operating results from prior to the merger date are included. Earnings per share for the periods prior to the merger are retroactively restated to reflect the equivalent number of shares outstanding.

The assets and liabilities of Beecham have been brought forward at their book value, and no goodwill has been recognized. Certain corporate-related liabilities such as accrued professional fees were carried over from SBH.

After the foregoing transactions were completed, there are 90,250,000 shares of common stock outstanding. All disclosures of share amounts outstanding throughout the financial statements and footnotes thereto have been restated to give retroactive effect to the 12.125 for one stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected to change its fiscal year end from January 31 to September 30.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the financial statements and accompanying notes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. When collectability is in question it has been adjusted to accounts receivable and revenue.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses loan payable from related party, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2015 and 2014, nor gains or losses related thereto.

Home Sale, Revenue and Profit Recognition

The Company follows the guidance of the Financial Accounting Standards Board (“FAS”) No. 605-20 Revenue Recognition - Services for revenue recognition. Revenue from the rendering of services is considered earned and realized or realizable only if all of the following criteria are met:

▪

Persuasive evidence of an arrangement exists;

▪

Services have been rendered;

▪

The seller’s price to the buyer is fixed or determinable; and

▪

Collectability is reasonably assured.

The Company most often serves as the general contractor for custom homes where the customer and not the Company owns the underlying land. Accordingly, it recognizes revenue from custom home construction contracts, which are primarily cost plus contracts, on the percentage-of-completion method where progress toward completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. Company contracts include an estimate of total contract price by contract component; however, they do not include a maximum contract price. Revisions to initial estimated contract prices are made by change order presented to and agreed to by the owner customer.

The Company serves as the general contractor and takes responsibility for all costs incurred in the performance of contracts for construction of custom homes. It subcontracts all construction costs and establishes subcontracts through a bid process. It has general inventory risk, although it mitigates this risk by requiring significant customer deposits and advances, and it has discretion in subcontractor selection.

 The Company has evaluated our contracting process in light of FAS 605-45, Principal Agent Considerations, and determined that its revenue from construction contracts is properly reflected at gross including the contract costs plus earned fees. Contract costs are expensed as incurred. Gross profit on cost plus contracts is recognized as earned, less an allowance for cancellation losses. Costs incurred prior to contract acceptance are reflected as deferred construction costs and assessed for impairment as each balance sheet date. Customer advances received in advance of the point contract costs are incurred are deferred and reflected as deferred or unearned revenue.

If the Company acts as the primary builder of a project rather than a general contractor, revenue will be recognized when a unit is sold and sales proceeds have been received.

Earnings per Share

Net earnings per common share is computed pursuant to ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding. Earnings per share for the periods prior to the Beecham merger are retroactively restated to reflect the equivalent number of shares outstanding. There were no dilutive shares outstanding as of September 30, 2015.

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

The Company operated as a limited liability company through September 30, 2015. Therefore, the results of its operations were included in the personal income tax returns of its owners. No provision for income taxes have been made in these financial statements.

No provision was made for Federal income tax.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company is in the development stage, has very limited capital and financing sources and has generated minimal cash flow from operations. These items raise substantial doubt about the Company’s ability to continue as a going concern without the attainment of additional sources of financing or profitable operations.

In view of these matters, realization of the Company’s financial and operating objectives is dependent upon the Company’s ability to meet its financial requirements through equity financing and sales of custom homes. These financial statements do not include adjustments relating to the recovery and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – SHARE CAPITAL AND RELATED PARTY TRANSACTIONS

The Company is authorized to issue 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

See Note 1 for a description of transactions affecting common stock during the fiscal years ended September 30, 2015 and 14 and related party transactions with former and current members of management.

At September 30, 2015, there were 90,250,000 shares of common stock outstanding.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from September 30, 2015 through January 13, 2016, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose except for the following:

•

In December 2015, the Company entered into an agreement with another company whereby the other company agreed to purchase land in Alpharetta, GA on which the Company will build and sell condominiums. When the condominiums are sold, the collective proceeds will be used to pay all of the Company’s direct and indirect construction costs and the other company’s cost for the land (estimated to approximate $540,000). After all costs are covered, profits, if any, will be split equally by the two parties.

•

The Company entered into a bank loan agreement for proceeds up to $1,000,000 of which $350,000 was drawn down to commence construction of the condominium project. Harry A. Beecham, Brent A. Beecham, and Michael R. Beecham have personally guaranteed the loan and the land on which the project will be built has been pledged as collateral.

•

The Company entered into three executed contracts to serve a general contractor on three projects with estimated total revenue in excess of $1,400,000.