Form 10-Q
period 2015-12-31
SBH ASSOCIATES, INC.
filed 2016-02-18
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

(404) 720-5664

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

At February 18, 2016, the number of shares of the Registrant’s common stock outstanding was 90,250,000.

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

SBH ASSOCIATES, INC.

Dba Beecham Group

BALANCE SHEETS

(Unaudited)

	December 31, 2015	September 30, 2015
ASSETS
ASSETS
Cash and cash equivalents	$72,479	$24,366
Accounts receivable	-	82,222
Costs and estimated earning in excess of billings on contracts in progress	-	18,251
Investments in and advance to joint venture	13,315	-
Deferred loan cost	22,743	-
Total assets	$108,537	$124,839

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Notes payable (related party)	$45,000	$-
Accrued expenses	42,596	20,870
Accounts payable	-	65,877
Billing in excess of cost and estimated earnings on contracts in progress	368	-
Customer advances	24,000	30,718
Real estate line of credit	77,058	-
Total liabilities	189,022	117,465

STOCKHOLDERS EQUITY (DEFICIT):
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 200,000,000 shares authorized; 90,250,000 issued and outstanding	90,250	90,250
Additional paid-in capital	(111,120)	(111,120)
Retained earnings	(59,615)	28,244
Total Stockholders’ Equity (Deficit)	(60,080)	7,374

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$108,537	$124,839

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

Dba Beecham Group

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

	2015	2014
Contracting revenue	$79,060	$265,597
Cost of contracting revenue	64,903	239,720
Gross margin on contracting operations	14,157	25,877

Operating expenses
Selling, general and administrative	62,944	5,639
Compensation	39,072	11,164
Total operating expenses	102,016	16,803

Net income (loss)	(87,859)	9,074

NET EARNINGS (LOSS) PER SHARE: BASIC AND DILUTED
	$(.00)	$.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,250,000	60,000,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

Dba Beecham Group

STATEMENTS OF CASH FLOWS

 FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(87,859)	$9,074
Adjustments to reconcile net income to net cash from operating activities:
Decrease (increase) in accounts receivable	82,222	-
Decrease (increase) in costs and estimated earnings in excess of billings	18,619	-
Increase (decrease) in accounts payable	(65,877)	-
Increase (decrease) in accrued expenses	21,726	-
Increase (decrease) in advances from customers	(6,718)	(1,717)
Decrease (increase)in deferred loan cost	(22,743)	-
Cash provided by (used in ) operating activities	(60,630)	7,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in and advance to joint venture	(13,315)	-
Cash provided by (used in ) investing activities	(13,315)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Real estate line of credit	77,058	-
Notes payable related party	45,000	-
Cash provided by financing activities	122,058	-

Net change in cash and cash equivalents	48,113	7,357

Cash and cash equivalents - beginning of period	24,366	25,836
Cash and cash equivalents - end of period	$72,479	$33,193

See accompanying notes to the financial statements

SBH ASSOCIATES, INC.

Dba Beecham Group

Notes to the Financial Statements

December 31, 2015

(Unaudited)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Home Sale, Revenue and Profit Recognition

The Company follows the guidance of the Financial Accounting Standards Board (“FAS”) No. 605-20 Revenue Recognition - Services for revenue recognition. Revenue from the rendering of services is considered earned and realized or realizable only if all of the following criteria are met:

•

Persuasive evidence of an arrangement exists;

•

Services have been rendered;

•

The seller’s price to the buyer is fixed or determinable; and

•

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

NOTE 2– ORGANIZATION

SBH Associates, Inc. (the “Company” or “SBH”) doing business as Beecham Group was founded in 2012 and was incorporated as a C corporation under the laws of the State of Nevada on December 28, 2012

In May 2014, the Company engaged Mary Merritt, CISSP as its new president. Ms. Merritt introduced a new business plan for the Company based on the introduction of products using geo-location technology.

However in the next one year, Ms. Merritt was unable to raise sufficient financing to develop and bring her products to market in a manner consistent with the business plan. Therefore, on December 17, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) SBH, (ii) Beecham Group, LLC, a Georgia company (“Beecham”), and (iii) the shareholders of Beecham, pursuant to which the holders of 100% of the outstanding common stock of Beecham transferred to the Company all of the common stock of Beecham in exchange for the issuance of 60,000,000 shares (the “Shares”) of the Company’s common stock and 1,000,000 newly-issued shares of preferred stock (such transaction, the “Share Exchange”). The 1,000,000 shares of preferred stock will be issued in early 2016. This transaction closed concurrently with the filing of SBH’s Current Report on Form 8-K with the Securities and Exchange Commission. As a result of the Share Exchange, Beecham became a wholly-owned subsidiary. SBH is now a holding company with all of its operations conducted through Beecham, which primarily consist of construction of custom luxury homes in the areas around Atlanta, GA, as more fully discussed herein. As part of this transaction, Mary Merritt returned 65,750,000 shares held by her to the Company.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company is in the early stage of operations and has very limited capital and financing sources. These items raise substantial doubt about the Company’s ability to continue as a going concern without the attainment of additional sources of financing or profitable operations.

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

The Company has entered into agreements through February 10, 2016, which if completed successfully, will generate revenue. These include:

•

In December 2015, the Company entered into an agreement with another company to build and sell townhouses (see Note 5).

•

The Company entered into a bank loan agreement for proceeds up to $1,000,000 to finance construction of the townhouse project (see Note 6).

•

The Company entered into four executed contracts to serve as a general contractor on projects with estimated total revenue in excess of $2,400,000.

The Company also has received short-term loans aggregating $45,000 including $30,000 from the Company’s chief executive officer.

NOTE 4- NOTES PAYABLE RELATED PARTY

The Company borrowed $30,000 in the form of a short term loan from its CEO, Michael Beecham. The loan was incurred on October 20, 2015, with an interest rate of 5% per annum. The loan is due in full with interest on 12/31/2016.

The Company borrowed $15,000 from a financial institution through its CEO in December of 2015. This loan has a six (6) month term. The loan is due in monthly installments ranging from $2,650 to $3,813 and matures on June 11, 2016.

NOTE 5- Joint Venture Investment

In December 2015, the Company entered into an agreement with another company whereby the other company agreed to purchase land in Alpharetta, GA on which the Company will build and sell townhouses. When the townhouses are sold, the collective proceeds will be used to pay all of the Company’s direct and indirect construction costs and the other company’s cost for the land (estimated to approximate $540,000). After all costs are covered, profits, if any, will be split equally by the two parties.

The investment in and advance to this joint venture amount is $13,315 as of December 31, 2015.

NOTE 6 – REAL ESTATE LINE OF CREDIT

The Company entered into a land development line of credit with a financial institution for a total amount of $1,000,000 in connection with a joint venture agreement to build townhouses in Alpharetta, Georgia on December 21, 2015. The line of credit bears interest at 7.5% per annum and matures on December 21, 2017. Amounts advanced at December 31, 2015 amounted to $77,058. The line of credit is secured by the real estate being developed as townhomes for sale. Harry A. Beecham, Brent A. Beecham, and Michael R. Beecham have personally guaranteed the loan.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2015 through February 17, 2016, and identified the following reportable subsequent event:

On January 2, 2016, the Company entered into one executed contracts to serve as a general contractor on projects with estimated total revenue in excess of $1,100,000.

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

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended December 31, 2015. Because of its nature of a development stage company, the reported results will not necessarily reflect the future.

Business Operations

During the three-month periods ended December 30, 2015 and 2014, the company devoted its efforts to restarting operations that its management had conducted prior to the recession of 2008 and 2009 that severely impacted the home building business. Operations for this period were:

	2015	2014
Contracting revenue	$79,060	$265,597
Cost of contracting revenue	64,903	239,720
Gross margin on contracting operations	14,157	25,877

Operating expenses
Selling, general and administrative	62,944	5,639
Compensation	39,072	11,164
Total operating expenses	102,016	16,803

Net income (loss)	$(87,859)	$9,074

The revenue for the period relates to one project in 2015 and two projects in 2014. During the three months ended December 31, 2015, Beecham received several contracts the work for which will be performed in 2016. The Company also committed significant time in planning a townhouse project that is described below. General and administrative expenses in 2015 increased principally because of professional fees ($21,540), liability insurance ($6,351) and marketing ($5,818).

In December 2015:

•

The Company entered into an agreement with another company whereby the other company agreed to purchase land in Alpharetta, GA on which the Company will build and sell townhouses. When the townhouses are sold the collective proceeds will be used to pay all of the Company’s direct and indirect construction costs and the other company’s cost for the land (estimated to approximate $540,000). After all costs are covered, profits, if any, will be split equally by the two parties.

•

The Company entered into a bank loan agreement for proceeds up to $1,000,000 to finance construction of the townhouse project of which $77,058 was drawn down at December 31, 2015. Harry A. Beecham, Brent A. Beecham, and Michael R. Beecham have personally guaranteed the loan and the land on which the project will be built has been pledged as collateral.

•

The Company entered into four executed contracts to serve a general contractor with estimated total revenue in excess of $2,400,000.

•

The Company also has received short-term loans aggregating $45,000 from the Company’s chief executive officer.

•

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

Liquidity

Operating activities used $60,630 in cash for the three months ended December 31, 2015, as compared with $7,357 used for the three months ended December 31, 2014. Our negative operating cash flow for December 31, 2015 was mainly a result of our net loss and decrease in account payable or the period, offset by the effects of the decrease in accounts receivable.

Financing activities for the three months ended December 31, 2015 generated $122,058 in cash, as compared with cash flows provided by financing activities of $0 for the three months ended December 31, 2014. Proceeds from financing activities consisted primarily of proceeds from Loan

We currently have no committed source of funds. However, our current projects do not require significant independent financing since our customers generally make regular progress payments which are used to pay our contractors and vendors.

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

Seasonality

We do not yet have a basis to determine whether our business will be seasonal. However, building gets disrupted during the winter months and also demand falls during economic downturns.

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

As of December 31, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of December 31, 2015 was effective.

During the quarter ended December 31, 2015, there were changes in the Company's internal control over financial reporting intended to enhance overall internal control over disclosure controls and procedures and financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM .3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBH Associates, Inc.

       (Registrant)

Date: February 18, 2016

By: /s/ MICHAEL R. BEECHAM

Michael R. Beecham

Chief Executive Officer