Form 10-Q
period 2016-03-31
SBH ASSOCIATES, INC.
filed 2016-05-24
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 30, 2016, the number of shares of the Registrant’s common stock outstanding was 90,250,000.

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

SBH ASSOCIATES, INC.

(Dba Beecham Group)

BALANCE SHEETS

(Unaudited)

	March 31, 2016	September 30, 2015
ASSETS
ASSETS
Cash and cash equivalents	$138,865	$24,366
Accounts receivable	-	82,222
Costs and estimated earning in excess of billings on contracts in progress	21,543	18,251
Investments in and advance to joint venture	29,171	-
Prepaid expenses	25,243	-
Total assets	$214,822	$124,839

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Notes payable (related party)	$37,650	$-
Accrued expenses	41,275	20,870
Accounts payable	113,754	65,877
Billing in excess of cost and estimated earnings on contracts in progress	134,915	30,718
Real estate line of credit	77,058	-
Total liabilities	404,652	117,465

STOCKHOLDERS EQUITY (DEFICIT):
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 200,000,000 shares authorized; 90,250,000 issued and outstanding	90,250	90,250
Additional paid-in capital	(111,120)	(111,120)
Retained earnings	(168,960)	28,244
Total Stockholders’ Equity (Deficit)	(189,830)	7,374

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$214,822	$124,839

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(Dba Beecham Group)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015
Contracting revenue	$329,285	$350,161
Cost of contracting revenue	309,632	142,719
Gross margin on contracting operations	19,653	207,442

Operating expenses
Selling, general and administrative	66,887	17,791
Compensation	42,776	-
Total operating expenses	109,663	17,791

Net income (loss)	(90,010)	189,651

NET EARNINGS (LOSS) PER SHARE: BASIC AND DILUTED
	$(.00)	$.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,250,000	90,250,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(Dba Beecham Group)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015
Contracting revenue	$408,345	$615,759
Cost of contracting revenue	377,324	239,720
Gross margin on contracting operations	31,021	376,0389

Operating expenses
Selling, general and administrative	146,377	123,429
Compensation	81,848	42,719
Total operating expenses	228,225	166,148

Net income (loss)	(197,204)	209,890

NET EARNINGS (LOSS) PER SHARE: BASIC AND DILUTED
	$(.00)	$.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,250,000	90,250,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(Dba Beecham Group)

STATEMENTS OF CASH FLOWS

 FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(197,204)	$209,890
Adjustments to reconcile net income to net cash from operating activities:
Decrease (increase) in accounts receivable	82,222	-
Decrease (increase) in costs and estimated earnings in excess of billings	(3,292)	(257,487)
Increase (decrease) in accounts payable	47,877	690
Increase (decrease) in accrued expenses	20,405	-
Increase (decrease) in advances from customers	104,197	318,559
Decrease (increase)in deferred loan cost	(25,243)	-
Cash provided by (used in ) operating activities	28,962	61,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in and advance to joint venture	(29,171)	-
Cash provided by (used in ) investing activities	(29,171)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Real estate line of credit	77,058	-
Notes payable related party	37,650	(10,291)
Cash provided by financing activities	114,709	(10,291)

Net change in cash and cash equivalents	114,499	261,361

Cash and cash equivalents - beginning of period	24,366	25,836
Cash and cash equivalents - end of period	$138,865	287,197

See accompanying notes to the financial statements

SBH ASSOCIATES, INC.

(Dba Beecham Group)

Notes to the Financial Statements

March 31, 2016

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

The investment in and advance to this joint venture amount is $29,171 as of March 31, 2016.

NOTE 6 – REAL ESTATE LINE OF CREDIT

The Company entered into a land development line of credit with a financial institution for a total amount of $1,000,000 in connection with a joint venture agreement to build townhouses in Alpharetta, Georgia on December 21, 2015. The line of credit bears interest at 7.5% per annum and matures on December 21, 2017. Amounts advanced at March 31, 2016 amounted to $77,058. The line of credit is secured by the real estate being developed as townhomes for sale. Harry A. Beecham, Brent A. Beecham, and Michael R. Beecham have personally guaranteed the loan.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2016 through the date these financial statements were available for issuance, and identified no reportable subsequent events.

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

Business Operations

During the three and six-month periods ended March 30, 2016 and 2015, the company devoted its efforts to restarting operations that its management had conducted prior to the recession of 2008 and 2009 that severely impacted the home building business. Operations for this period were:

	2016	2015
Contracting revenue	$408,345.87	$615,759.11
Cost of contracting revenue	377,324.30	239,720.21
Gross margin on contracting operations	31,021.57	376,038.90

Operating expenses
Selling, general and administrative	146,377.00	123,429.56
Compensation	81,848.17	42,719.31
Total operating expenses	228,225.00	166,148.87

Net income (loss)	$(197,204.00)	$209,890.03

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

•

The Company entered into a bank loan agreement for proceeds up to $1,000,000 to finance construction of the townhouse project of which $77,058 was drawn down at March 31, 2016. Harry A. Beecham, Brent A. Beecham, and Michael R. Beecham have personally guaranteed the loan and the land on which the project will be built has been pledged as collateral.

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

Liquidity

Operating activities provided $28,962 in cash for the six months ended March 31, 2016, as compared with $61,763 used for the six months ended March 31, 2015. In both periods the primary driver of cash generated from operating activities was advances form customers in the form of unearned revenue.

Investing activities for the quarter ending March 31, 2016 were limited to advances to our joint venture project to build condominiums in the amount of $29,171.

Financing activities, consisting principally of loan proceeds from our real estate line of credit of $77,058 and from Brent Beecham, a related party of $37,650, for the six months ended March 31, 2016 generated $114,709 in cash, as compared with cash flows used in financing activities of $10,291 as repayments of related party advances for the six months ended March 31, 2015.

We currently have no committed source of funds other than the loan agreement that will be used to finance the construction of a Townhouse Project. However, our current projects do not require significant independent financing since our customers generally make regular progress payments which are used to pay our contractors and vendors.

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

As of December 31, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of March 31, 2016 was ineffective.

We are implementing additional financial reporting controls including outsourcing our financial reporting function to a qualified external consultant and implementing entity level controls including management evaluation of our periodic financial reports.

During the quarter ended March 31, 2016, there were changes in the Company's internal control over financial reporting intended to enhance overall internal control over disclosure controls and procedures and financial reporting.

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

PART II

Item 1

Legal Proceedings

None

Item 1A.

Risk Factors – not applicable to smaller reporting companies.

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

Date: May 23, 2016

By: /s/ MICHAEL R. BEECHAM

Michael R. Beecham

Chief Executive Officer