Form 10-Q
period 2016-06-30
SBH ASSOCIATES, INC.
filed 2016-08-22
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

296 S. Main St., Suite 400, Alpharetta, GA 30009

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

At August 22, 2016, the number of shares of the Registrant’s common stock outstanding was 90,250,000.

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

SBH ASSOCIATES, INC.

(Dba Beecham Group)

BALANCE SHEETS

(Unaudited)

	June 30, 2016	September 30, 2015
ASSETS
ASSETS
Cash and cash equivalents	$148,918	$24,366
Accounts receivable	86,109	82,222
Costs and estimated earning in excess of billings on contracts in progress	-	18,251
Investments in and advance to joint venture	246,315	-
Prepaid expenses	2,500	-
Total assets	$483,842	$124,839

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Notes payable (related party)	$25,000	$-
Accrued expenses	41,275	20,870
Accounts payable	140,882	65,877
Billing in excess of cost and estimated earnings on contracts in progress	309,916	30,718
Real estate line of credit	215,041	-
Total liabilities	732,114	117,465

STOCKHOLDERS EQUITY (DEFICIT):
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 200,000,000 shares authorized; 90,250,000 issued and outstanding	90,250	90,250
Additional paid-in capital	(111,120)	(111,120)
Retained earnings	(227,402)	28,244
Total Stockholders’ Equity (Deficit)	(248,272)	7,374

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$483,842	$124,839

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(Dba Beecham Group)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED June 30, 2016 AND 2015

(Unaudited)

	2016	2015
Contracting revenue	$573,511	$350,162
Cost of contracting revenue	486,705	142,719
Gross margin on contracting operations	86,806	207,443

Operating expenses
Selling, general and administrative	38,108	17,791
Compensation	107,105	-
Total operating expenses	145,213	17,791

Net income (loss)	$(58,407)	$189,652

NET EARNINGS (LOSS) PER SHARE: BASIC AND DILUTED
	$(.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,250,000	90,250,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(Dba Beecham Group)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	2016	2015
Contracting revenue	$981,857	$615,759
Cost of contracting revenue	864,029	239,720
Gross margin on contracting operations	117,828	376,039

Operating expenses
Selling, general and administrative	181,222	123,430
Compensation	192,252	42,719
Total operating expenses	373,474	166,149

Net income (loss)	$(255,646)	$209,890

NET EARNINGS (LOSS) PER SHARE: BASIC AND DILUTED
	$(.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	90,250,000	90,250,000

See accompanying notes to the financial statements.

SBH ASSOCIATES, INC.

(Dba Beecham Group)

STATEMENTS OF CASH FLOWS

 FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(255,646)	$209,890
Adjustments to reconcile net income to net cash from operating activities:
Decrease (increase) in accounts receivable	(3,887)	-
Decrease (increase) in costs and estimated earnings in excess of billings	18,251	(257,487)
Increase (decrease) in accounts payable	75,005	690
Increase (decrease) in accrued expenses	20,405	-
Increase (decrease) in prepaid expense	(2,500)	-
Increase (decrease) in advances from customers	279,198	318,560
Decrease (increase)in deferred loan cost	(217,145)	-
Cash provided by (used in ) operating activities	169,327	61,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in and advance to joint venture	(29,170)	-
Cash provided by (used in ) investing activities	(29,170)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Real estate line of credit	215,041	-
Notes payable related party	25,000	(10,292)
Cash provided by financing activities	240,041	(10,292)

Net change in cash and cash equivalents	124,552	261,362

Cash and cash equivalents - beginning of period	24,366	25,836
Cash and cash equivalents - end of period	$148,918	$287,198

See accompanying notes to the financial statements

SBH ASSOCIATES, INC.

(Dba Beecham Group)

Notes to the Financial Statements

June 30, 2016

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

However in the subsequent year, Ms. Merritt was unable to raise sufficient financing to develop and bring her products to market in a manner consistent with the business plan. Therefore, on December 17, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) SBH, (ii) Beecham Group, LLC, a Georgia company (“Beecham”), and (iii) the shareholders of Beecham, pursuant to which the holders of 100% of the outstanding common stock of Beecham transferred to the Company all of the common stock of Beecham in exchange for the issuance of 60,000,000 shares (the “Shares”) of the Company’s common stock and 1,000,000 newly-issued shares of preferred stock (such transaction, the “Share Exchange”). The 1,000,000 shares of preferred stock will be issued in early 2016. This transaction closed concurrently with the filing of SBH’s Current Report on Form 8-K with the Securities and Exchange Commission. As a result of the Share Exchange, Beecham became a wholly-owned subsidiary. SBH is now a holding company with all of its operations conducted through Beecham, which primarily consist of construction of custom luxury homes in the areas around Atlanta, GA, as more fully discussed herein. As part of this transaction, Mary Merritt returned 65,750,000 shares held by her to the Company.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2016 through the date these financial statements were available for issuance, and identified no reportable subsequent events.

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

Business Operations

During the three and nine-month periods ended September 30, 2016 and 2015, the company devoted its efforts to restarting operations that its management had conducted prior to the recession of 2008 and 2009 that severely impacted the home building business. Operations for this period were:

	2016	2015
Contracting revenue	$981,857	$615,759
Cost of contracting revenue	864,029	239,720
Gross margin on contracting operations	117,828	376,039

Operating expenses
Selling, general and administrative	181,222	123,430
Compensation	192,252	42,719
Total operating expenses	373,474	166,149

Net income (loss)	$(255,646)	$209,890

Beecham received several contracts the work for which will be performed during the second half of 2016 and 2017. The Company also committed significant time in planning a townhouse project that is described below. General and administrative expenses in 2016 increased principally because we moved into a larger offices and ramped up operations as our volume significantly increase.   Compensation increased to hire a full time office manager, project manager and one of the principals returned full time.

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

•

The Company entered into a bank loan agreement for proceeds up to $1,000,000 to finance construction of the townhouse project of which $215,041.16 was drawn down at March 31, 2016. Harry A. Beecham, Brent A. Beecham, and Michael R. Beecham have personally guaranteed the loan and the land on which the project will be built has been pledged as collateral.

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

Liquidity

Operating activities provided $169,327 in cash for the nine months ended June 30, 2016, as compared with $61,764 for the nine months ended June 30, 2015. In both periods the primary driver of cash generated from operating activities was advances from customers in the form of unearned revenue.

Investing activities for the quarter ended June 30, 2016 were limited to advances to our joint venture project to build condominiums in the amount of $29,170.

Financing activities, consisting principally of loan proceeds from our real estate line of credit of $215,041 and from Brent Beecham, a related party of $25,000, for the nine months ended June 30, 2016 generated $240,041 in cash, as compared with cash flows used in financing activities of $10,292 as repayments of related party advances for the nine months ended June 30, 2015.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

Provide that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of June 30, 2016 was ineffective.

We are implementing additional financial reporting controls including outsourcing our financial reporting function to a qualified external consultant and implementing entity level controls including management evaluation of our periodic financial reports.

During the quarter ended June 30, 2016, there were changes in the Company's internal control over financial reporting intended to enhance overall internal control over disclosure controls and procedures and financial reporting.

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

PART II

Item 1 Legal Proceedings

None

Item 1A Risk Factors – not applicable to smaller reporting companies.

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

Date: August 22, 2016

By: /s/ MICHAEL R. BEECHAM

Michael R. Beecham

Chief Executive Officer