Form 10-K/A
period 2015-09-30
SBH ASSOCIATES, INC.
filed 2016-10-14
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K, Amendment #1

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended September 30, 2015

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant’s common stock has not traded on the OTCQB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2015 was $-0- .

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

Our principal officers will beneficially own a majority of our outstanding common stock. Because of this beneficial stock ownership, our principal officers will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our principal officers may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our principal officers. This level of control may also have an adverse impact on the market value of our shares because our principal officers may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures had certain weaknesses as of September 30, 2015 and therefore were not considered effective as of September 30, 2015. These weaknesses are being addressed and corrected. The evaluation was conducted under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission

Management's Annual Report on Internal Control over Financial Reporting

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of September 30, 2015, the Company's procedures of internal control over financial reporting had certain weaknesses and, therefore, were not effective. These weaknesses are being addressed and corrected.

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

Item 9B.

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

 Date: October 7, 2016

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