Form 10-Q/A
period 2015-12-31
SBH ASSOCIATES, INC.
filed 2016-10-14
CIK 1571919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/AMENDMENT #1

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

As of December 31, 2015, our management conducted an assessment of the effectiveness of the Company's disclosure controls and procedures and financial reporting. In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”). Based on this assessment, management determined that the Company's internal control over disclosure controls and procedures and financial reporting as of December 31, 2015 was effective.

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