Form 10-Q/A
period 2016-03-31
SBH ASSOCIATES, INC.
filed 2016-10-14
CIK 1571919

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

SBH ASSOCIATES, INC.

(Dba Beecham Group)

STATEMENTS OF CASH FLOWS

 FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(197,204)	$209,890
Adjustments to reconcile net income to net cash from operating activities:
Decrease (increase) in accounts receivable	82,222	-
Decrease (increase) in costs and estimated earnings in excess of billings	(3,292)	(257,487)
Increase (decrease) in accounts payable	47,877	690
Increase (decrease) in accrued expenses	20,405	-
Increase (decrease) in advances from customers	104,197	318,559
Decrease (increase)in deferred loan cost	(25,243)	-
Cash provided by (used in ) operating activities	28,962	61,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in and advance to joint venture	(29,171)	-
Cash provided by (used in ) investing activities	(29,171)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Real estate line of credit	77,058	-
Notes payable related party	37,650	(10,291)
Cash provided by financing activities	114,709	(10,291)

Net change in cash and cash equivalents	114,499	261,361

Cash and cash equivalents - beginning of period	24,366	25,836
Cash and cash equivalents - end of period	$138,865	$287,197

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