Form 10-Q/A
period 2016-06-30
SBH ASSOCIATES, INC.
filed 2016-10-14
CIK 1571919

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   Yes      .No  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      .No  X .

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